Form 10-K/A
period 2025-12-31
SANGAMO THERAPEUTICS, INC
filed 2026-04-30
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________
Form 10-K/A
(Amendment No. 1)
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
As of April 20, 2026, a total of 414,275,509 shares of common stock, $0.01 par value per share were outstanding.
Auditor Name: Ernst & Young LLP        Auditor Location: San Mateo, California         Auditor Firm PCAOB ID: 42

EXPLANATORY NOTE
Sangamo Therapeutics, Inc. (the “Company,” “Sangamo,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026 (the “Original Form 10-K,” together with Amendment No. 1, our “Annual Report”), solely for the purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include information required in Items 10 through 14 of Part III of Form 10-K because our definitive proxy statement containing such information will not be filed with the SEC within 120 days after the end of the fiscal year covered by the Original Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as described above, this Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

ii

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information concerning our current executive officers and directors as of April 20, 2026. There are no family relationships between any of our directors and any of our executive officers.

Name	Age	Position
Directors:
H. Stewart Parker	70	Chair of the Board
Alexander D. Macrae, M.B., Ch.B., Ph.D.	63	President & Chief Executive Officer; Director
Courtney Beers, Ph.D.	56	Director
Robert F. Carey	67	Director
Kenneth J. Hillan, M.B., Ch.B.	65	Director
Margaret A. Horn, J.D.	63	Director
John H. Markels, Ph.D.	60	Director
James R. Meyers	62	Director
Karen L. Smith, M.D., Ph.D., M.B.A., L.L.M.	58	Director

Executive Officers:
Alexander D. Macrae, M.B., Ch.B., Ph.D.	63	President & Chief Executive Officer; Director
Nikunj Jain	46	Interim Chief Financial Officer
Gregory Davis, Ph.D.	56	Head of Research & Technology
Nathalie Dubois-Stringfellow, Ph.D.	64	Chief Development Officer
Scott B. Willoughby	51	Chief Legal Officer & Corporate Secretary
Directors
H. Stewart Parker has been a member of our Board of Directors (the “Board”) since June 2014, and has been Chair of the Board since June 2017. Ms. Parker has over 40 years of experience in the biotechnology industry. Prior to focusing on board service and consulting, she served as the Chief Executive Officer of The Infectious Disease Research Institute (IDRI), a not-for-profit global health research institute, from 2011 to 2013. In 1992, Ms. Parker founded Targeted Genetics Corporation, a public Seattle-based biopharmaceutical company formed to develop gene-based treatments for acquired and inherited diseases that became a world leader in adeno-associated virus, or AAV, gene therapy. She held the position of President and Chief Executive Officer and was a member of its board of directors from the company’s inception until 2008. Prior to founding Targeted Genetics Corporation, Ms. Parker served in various capacities at Immunex Corporation, or Immunex, from 1981 through 1991, most recently as Vice President, Corporate Development. From 1991 to 1993, Ms. Parker served as President and a Director of Receptech Corporation, a company formed by Immunex in 1989 to accelerate the development of soluble cytokine receptor products. She has served on the board of directors and the executive committee of BIO, the primary trade organization for the biotechnology industry. She currently serves on the board of directors of Codexis Inc., a public protein engineering company, and previously served on the board of directors of Inventprise Inc., a private biopharmaceutical company, from April 2022 to April 2025, Impel Pharmaceuticals, Inc., a public biotechnology company, from May 2014 to April 2023, Armata Pharmaceuticals, Inc., a public biotechnology company, from May 2019 to December 2020, and Achieve Life Sciences, Inc., a public pharmaceutical company, from August 2017 to May 2021. Ms. Parker also serves on the steering board of the Eshelman Institute for Innovation within the Eshelman School of Pharmacy at the University of North Carolina. Ms. Parker received her B.A. and M.B.A. from the University of Washington. We believe Ms. Parker’s qualifications to serve on our Board include her extensive executive leadership experience in the biotechnology industry, including as a founder and chief executive officer of a public biopharmaceutical company, her expertise in gene therapy, her broad experience serving on the boards of directors of multiple public and private life sciences companies, and her significant involvement with industry trade organizations.
Alexander D. Macrae, M.B., Ch.B., Ph.D. has served as our President & Chief Executive Officer and as a member of our Board since June 2016. Dr. Macrae has over 20 years of experience in the pharmaceutical industry most recently serving as the Global Medical Officer of Takeda Pharmaceutical Company Limited, or Takeda, a public global biopharmaceutical company, from 2012 to March 2016, where he established and led the Global Medical Office, which encompassed medical affairs, regulatory affairs, pharmacovigilance, outcomes research and epidemiology, quantitative sciences and knowledge and informatics. From 2001 to 2012, Dr. Macrae held roles of increasing responsibility at GlaxoSmithKline plc, or GSK, a public global healthcare company, including Senior Vice President, Emerging Markets Research and Development from 2009 to 2012. In that position, he provided expertise and resources to create a first-of-its-kind group to expand GSK’s global reach by providing research and development, or R&D, strategies, clinical development and regulatory resources to enter emerging markets and Asia-Pacific. From 2007 to 2008, he was Vice President, Business Development. In that position, he was responsible for scientific assessment and business development project leadership for the neurology, psychiatry, cardiovascular and metabolic therapeutic areas. Earlier in his career, he worked for SmithKline Beecham plc, where he was responsible for clinical development in the therapeutic areas of neurology and gastroenterology. Dr. Macrae serves on both the emerging companies and health governing boards of Biotechnology Innovation Organization, or BIO, the primary trade organization for the biotechnology industry. Dr. Macrae previously served on the board of directors of 4D Pharma plc, a biopharmaceutical company from August 2019 to March 2023. Dr. Macrae received his B.Sc. in pharmacology and his M.B., Ch.B. with honors from Glasgow University. He is a member of the Royal College of Physicians. Dr. Macrae also earned his Ph.D. in molecular genomics at King’s College, Cambridge. We believe Dr. Macrae’s qualifications to serve on our Board include his extensive experience as a senior pharmaceutical executive, his scientific and medical expertise, his leadership in global research and development, medical affairs and regulatory affairs at major biopharmaceutical companies, and his service as our President and Chief Executive Officer.
Courtney Beers, Ph.D. has served as a member of our Board since December 2022. Dr. Beers has served as the Chief Scientific Officer at Tizona Therapeutics, Inc., a privately held biotechnology company, since June 2019, bringing to the role 30 years of experience in immunology and cancer research, drug development and scientific strategy and leadership. She joined Tizona in 2015 to build the pipeline and research team needed to advance work critical to the company’s strategy. During Dr. Beers’ tenure, the company has advanced two Tizona–generated therapeutics into the clinic while also building an innovative portfolio of programs with the goal of positively impacting the lives of cancer patients. Prior to joining Tizona, Dr. Beers was the Head of Cancer Immunotherapy at Oncothyreon, Inc., where she spearheaded several novel immune-modulatory biologic programs. In addition, she held roles of increasing responsibility at Amgen Inc. and Immunex Corporation in the Therapeutic Innovation Unit, as well as the Oncology Discovery Research Unit. Her immuno-oncology research resulted in multiple discovery programs and contributed to Amgen’s immunotherapy strategy and product pipeline. Dr. Beers was the Global Research Lead for Imlygic® (talimogene laherparepvec), the first oncolytic viral immunotherapy to obtain FDA approval. She also led Amgen’s AMG 228 program from inception to Phase 1 clinical trials. Dr. Beers received her Ph.D. in Immunology from the University of Washington. We believe Dr. Beers’ qualifications to serve on our Board include her extensive scientific leadership experience in the biotechnology industry, her expertise in immunology and immuno-oncology drug development, her track record of advancing therapeutics from discovery through clinical development, and her experience leading research and development strategy at both large and small biopharmaceutical companies.
Robert F. Carey has served as a member of our Board since June 2016. Mr. Carey served as co-founder and president of ACELYRIN, Inc., a biopharmaceutical company, from July 2020 to December 2022. Since December 2022, Mr. Carey has focused on board service and consulting in the life sciences industry. Prior to ACELYRIN, Mr. Carey served as Executive Vice President, Chief Business Officer for Horizon Therapeutics plc, a biopharmaceutical company, from March 2014 to October 2019. Prior to that, he served as managing director and head of the healthcare investment banking group at JMP Securities LLC, or JMP, a full-service investment bank, from 2003 to 2014. Prior to JMP, Mr. Carey was a managing director in the healthcare groups at Dresdner Kleinwort Wasserstein LLC and Vector Securities International, Inc. He has also held roles at Shearson Lehman Hutton, Inc. and Ernst & Whinney. Mr. Carey also serves on the board of directors of Beyond Air, Inc., a public medical device and biopharmaceutical company, and two private companies; COUR Pharmaceutical Development Co., Inc., a clinical-stage biotechnology company, and Beyond Cancer, Ltd., a clinical-stage biotechnology company. Mr. Carey previously served on the board of directors of FS Development Corp., a public blank-check company now known as Disc Medicine, Inc., from July 2020 to February 2021. Mr. Carey received his BBA in accountancy from the University of Notre Dame. We believe Mr. Carey’s qualifications to serve on our Board include his extensive experience in healthcare investment banking, his senior executive leadership at biopharmaceutical companies, his financial expertise and background in accountancy, and his broad experience with strategic transactions, corporate finance and capital markets in the life sciences industry.
Kenneth J. Hillan, M.B., Ch.B. has served as a member of our Board since September 2020. Dr. Hillan served as Chief Therapeutics Officer from February 2022 to August 2023 of 23andMe Holding Co., a public consumer genetics and research company, and as Head of Therapeutics from February 2019 to February 2022. Since August 2023, Dr. Hillan has focused on board service and consulting in the life sciences industry. From January 2018 to October 2018, Dr. Hillan was President and President of R&D of Achaogen, Inc., or Achaogen, a public biopharmaceutical company. He was a member of the board of directors of Achaogen from October 2011 to October 2018, and Chief Executive Officer from October 2011 to December 2017. Previously, Dr. Hillan worked at Genentech, Inc. from 1994 to 2011, where he led the medical and scientific strategies for its Immunology, Tissue Growth and Repair, or ITGR, drug portfolio, and held a number of key leadership positions in research and development, including Senior Vice President of Clinical Development, Inflammation; Vice President of ITGR; Vice President of Development Sciences; and Vice President of Research Operations and Pathology. He also served as Senior Vice President and Head of Clinical Development and Product Development Strategy in Asia-Pacific for Roche in

Shanghai, China. Dr. Hillan previously served on the board of directors of Relypsa, Inc. from June 2014 to September 2016, and Zymeworks, Inc. from March 2017 to February 2024. Dr. Hillan received his M.B. Ch.B. (Bachelor of Medicine and Surgery) degree from the Faculty of Medicine at the University of Glasgow, United Kingdom. He is a Fellow of The Royal College of Pathologists, UK and of the Royal College of Physicians and Surgeons of Glasgow, UK. We believe Dr. Hillan’s qualifications to serve on our Board include his extensive experience in biopharmaceutical research and development, his senior leadership roles at major biotechnology companies including as a chief executive officer, his expertise in clinical development and regulatory strategy, and his medical training and scientific background.
Margaret A. Horn, J.D. has served as a member of our Board since December 2022. Ms. Horn has over 30 years of leadership experience in the biotechnology industry. She has served as the Chief Operating Officer of Revolution Medicines, Inc., a public clinical-stage company developing targeted therapies for RAS-addicted cancers, since October 2018, where she leads a broad team responsible for corporate development, legal, information sciences and facilities. She previously served as Executive Vice President and General Counsel of Revolution Medicines from December 2014 to October 2018. Earlier roles include Senior Vice President, Legal and Corporate Development at Kosan Biosciences, Inc. and Senior Vice President, Legal at Genencor International, Inc. Throughout her career, she has led important strategic and financing transactions, including research and development collaborations and commercialization agreements with big pharmaceutical companies, licenses, M&A and multiple equity financings. Ms. Horn earned a B.S. in Pharmacy from the Philadelphia College of Pharmacy and Science, a J.D. from Villanova University Charles Widger School of Law and an executive M.B.A. from Pennsylvania State University. We believe Ms. Horn’s qualifications to serve on our Board include her extensive operational and legal leadership experience in the biotechnology industry, her expertise in corporate development, strategic transactions and corporate governance, and her understanding of the legal and regulatory landscape applicable to biopharmaceutical companies.
John H. Markels, Ph.D. has served as a member of our Board since February 2020. Dr. Markels has over 35 years of leadership experience in the pharmaceutical industry. In his last role at Merck & Co., Inc., or Merck, from January 2019 to March 2022, he served as President of Global Vaccines, where he led an integrated team dedicated to discovery and development, supply and access, and global marketing and long-term strategy for the vaccines portfolio. Earlier roles at Merck included President, Latin America from January 2018 to January 2019, SVP, Global Human Health Business Strategy from January 2017 to December 2017, and Managing Director, Mexico from November 2013 to January 2017. Prior to his commercial roles, he had a long career in senior leadership positions in global manufacturing, including operations leadership for Europe, Middle East and Africa, Asia Pacific and emerging markets as well as manufacturing technology and product development roles in active pharmaceutical ingredients (API) and vaccines. Throughout his tenure at Merck, Dr. Markels led multiple enterprise level strategy efforts including the Merck manufacturing strategy, portfolio strategy, small molecule commercialization strategy and others. Dr. Markels currently serves on the board of directors of Arcturus Therapeutics Holdings Inc., a public medicines and vaccines company, and served as CEO and now director of a venture-backed early-phase vaccine startup company. Dr. Markels received his Ph.D. in chemical engineering from the University of California, Berkeley and his B.S. in chemical engineering from the University of Delaware. He is chair of the Advisory Board for the College of Chemistry at the University of California, Berkeley, and is a member of the Advisory Board for the Department of Chemical and Biomolecular Engineering at the University of Delaware. We believe Dr. Markels’ qualifications to serve on our Board include his extensive senior leadership experience in the global pharmaceutical industry, his deep expertise in vaccines, manufacturing, commercialization and corporate strategy, and his broad international operational experience across multiple regions.
James R. Meyers has served as a member of our Board since November 2019. Mr. Meyers has over 30 years of commercial leadership experience in the biotechnology industry. From November 2020 to June 2023, Mr. Meyers served as President and Chief Executive Officer of IntraBio Ltd., a privately-held biopharmaceutical company. Previously, Mr. Meyers held positions of increasing responsibility at Gilead Sciences, Inc., or Gilead, from 1996 to February 2018, most recently as Gilead’s Executive Vice President of Worldwide Commercial Operations from November 2016 to February 2018, where he was responsible for global commercial activities, including pricing and market access in North America, Europe, Middle East, Australia and Japan. Mr. Meyers joined Gilead in 1996 and successfully led 25 product launches in seven different therapeutic areas over a 22-year period, including 11 brands with peak annual revenue greater than $1 billion. Prior to Gilead, Mr. Meyers held positions of increasing responsibility with Zeneca Pharmaceuticals and Astra USA. He currently serves on the board of directors of two other public biopharmaceutical companies, Vera Therapeutics, Inc. and CytomX Therapeutics, Inc., and two private biotech companies, Pulmocide, Inc., and IntegriChain, Inc., a Nordic Capital Company, where he serves as Chairman of the Board. Mr. Meyers previously served on the board of Arbutus Biopharma Corporation, a public biopharmaceutical company, from October 2018 to February 2025. He also serves as a Senior Advisor to the Boston Consulting Group where he advises top-30 biopharma companies on commercialization and healthcare policy topics. Mr. Meyers received his B.S. in Economics from Boston College. We believe Mr. Meyers’ qualifications to serve on our Board include his extensive commercial leadership experience in the biotechnology industry, his proven track record of successful product launches across multiple therapeutic areas, his deep expertise in global commercialization, pricing and market access, and his broad experience serving on the boards of directors of multiple public and private life sciences companies.

Karen L. Smith, M.D., Ph.D., M.B.A., L.L.M. has served on our Board since June 2018. Dr. Smith is a life sciences thought leader with over 20 years of biopharmaceutical experience bringing drugs into the clinic and through commercialization. She has been a key contributor to the successful development of multiple FDA and EMA approved products in several therapeutic areas, including oncology (Herceptin, Vyxeos), rare disease (Defitelio), cardiology (Irbesartan), dermatology (Voluma, Botox), neuroscience (Abilify) and anti-infectives (Teflaro). Since November 2018, Dr. Smith has been providing consulting services internationally. Dr. Smith most recently served as Chief Medical Officer for Qunice Therapeutics, Inc./Novosteo, Inc., a private biopharmaceutical company from January 2022 to September 2023, having previously served as Chief Medical Officer for Emergent BioSolutions, Inc. from April 2020 to December 2021. From May 2019 to January 2020, Dr. Smith served as President and Chief Executive Officer of Medeor Therapeutics, Inc., a biotechnology company. From June 2018 to May 2019, Dr. Smith served as Chief Executive Officer of Eliminate Cancer, Inc. From April 2015 to May 2018, she served as the Global Head of Research & Development and Chief Medical Officer of Jazz Pharmaceuticals plc, a biopharmaceutical company, where she built the R&D function into a pipeline of neuroscience and oncology products across all stages of discovery and development. From 2011 to 2015, she was Senior Vice President, Global Medical Affairs and Global Therapeutic Area Head (Dermatology) for Allergan, Inc., a multi-specialty health care company. Earlier in her career, she held senior leadership roles at AstraZeneca plc and Bristol Myers Squibb Company. Dr. Smith holds several degrees, including an M.D. from the University of Warwick, a Ph.D. in oncology from the University of Western Australia, an M.B.A. from the University of New England and an L.L.M. (Masters in Law) from the University of Salford. Dr. Smith serves on the board of directors of Skye Bioscience, Inc., a public biopharmaceutical company, and Context Therapeutics Inc., a public biopharmaceutical company. Dr. Smith previously served on the board of directors of Capstan Therapeutics, a private biotechnology company from June 2021 to August 2025, Aurinia Pharmaceuticals, Inc., a public pharmaceutical company from August 2023 to May 2025, Talaris Therapeutics, Inc., a public biotechnology company from June 2022 to October 2023, Antares Pharma, Inc., a public pharmaceutical company from March 2019 to May 2022, Acceleron Pharma, Inc., a public biopharmaceutical company from November 2017 to December 2021, Sucampo Pharmaceuticals, Inc. from July 2017 to February 2018, and Forward Pharma A/S, from June 2016 to June 2017, and serves as the chair of the Strategic Advisory Board of Emyria Limited, a healthcare technology and services company. We believe Dr. Smith’s qualifications to serve on our Board include her extensive medical and scientific expertise, her senior leadership experience in research and development and medical affairs at major biopharmaceutical companies, her track record of contributing to the development and commercialization of multiple FDA and EMA approved products, and her broad experience serving on the boards of directors of multiple public and private life sciences companies.
Executive Officers
Gregory Davis, Ph.D. has served as Sangamo’s Head of Research & Technology since October 2024 and previously served as our Head of Technology from November 2023 to October 2024, and as our Vice President, Genome Engineering from May 2020 to November 2023. Prior to his current role, Dr. Davis spent over 20 years in academia and biotech, working in the areas of genome editing, cell engineering and directed protein evolution. From 2005 to 2020, Dr. Davis held various roles of increasing responsibility at Sigma-Aldrich, the American chemical, life science and biotechnology company owned by Merck Group, most recently as Head of Genome Engineering R&D from November 2015 to May 2020, where he worked on the development of genome editing tools. Dr. Davis received his B.S. in Chemical Engineering from the University of Texas at Austin and his Ph.D. in Chemical Engineering from the University of Oklahoma.
Nathalie Dubois-Stringfellow, Ph.D. has served as our Chief Development Officer since August 2022 and is responsible for overseeing the strategy and execution of all development programs which integrate clinical science and operations, regulatory affairs, development sciences and program and portfolio management for Sangamo’s wholly owned and partnered programs. She has over 30 years of experience implementing and managing preclinical and clinical development of biologic therapies in oncology, as well as immune, infectious and genetic diseases. More recently she has led teams developing gene and cell therapy products for hemophilia, hemoglobinopathies, HIV, lysosomal diseases, neurodegenerative diseases and renal transplant. Dr. Dubois-Stringfellow joined Sangamo in January 2011 as Senior Director, Project Management and later served as our Vice President, Product Development and Management from January 2016 to September 2019 and as our Senior Vice President, Product Development and Management from September 2019 to August 2022. Prior to joining Sangamo, she worked in discovery research, preclinical research, project leadership, clinical development and portfolio management at Chiron Corp., Bayer Corp., Signature Biosciences, Inc. and XOMA LLC. Dr. Dubois-Stringfellow received her M.S. in Genetics and Immunology and her Ph.D. in Human Genetics from the Université Pierre et Marie Curie in Paris, France.
Nikunj Jain has served as our Interim Chief Financial Officer and Principal Financial Officer since February 2026, our Principal Accounting Officer since October 2025, and previously served as our Vice President, Finance and Corporate Controller since September 2021. Prior to joining the Company, Mr. Jain served as Executive Director, Assistant Controller at Coherus Biosciences, Inc., a commercial-stage oncology company, from November 2019 to September 2021. Earlier in his career, Mr. Jain held roles of increasing responsibility at Deloitte & Touche LLP in both the United States and India. Mr. Jain received a Bachelor of Commerce degree from Mahatma Jyotibha Phule Rohilkhand University in Bareilly, India, and is a Chartered Accountant in India and a Certified Public Accountant in California (inactive).
Scott B. Willoughby has served as our Chief Legal Officer & Corporate Secretary since August 2021 (previously General Counsel & Corporate Secretary prior to February 2025). Mr. Willoughby is responsible for all legal, intellectual property, human resources and compliance matters for Sangamo and has over 25 years of experience in advising global public and private companies across multiple industries, including biotechnology, healthcare and technology. Mr. Willoughby joined Sangamo in March 2020 as Head of Corporate Law. Prior to joining Sangamo, Mr. Willoughby served as Deputy General Counsel at Achaogen, Inc., an anti-infectives biotechnology company. Earlier in his career, Mr. Willoughby held senior counsel roles at McKesson Corporation, Uber Technologies, The Clorox Company and Latham & Watkins LLP where he built his expertise in corporate governance, corporate finance and fundraising, SEC reporting, complex transactions/licenses, intellectual property, M&A, partnerships and joint ventures, regulatory and government affairs, compliance and ethics, commercial contracts and international expansion. Mr. Willoughby received a B.A. and J.D. from the University of California, Berkeley.
Code of Conduct
The Company maintains a Code of Conduct approved by the Board, which is applicable to all employees, including our executive officers, and directors of the Company. A copy of our Code of Conduct is available on our website at https://investor.sangamo.com/corporate-governance/governance-overview in the Investors & Media Section under ESG “Sangamo Code of Conduct.” In the event that we make any future amendments to or grant any waivers of a provision of the Code of Conduct that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our website.
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, employees and designated consultants that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. Under the terms of our insider trading policy, none of our directors, officers and other employees may engage in any hedging or monetization transactions relating to our securities, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds. In addition, all of our officers, directors and employees are prohibited from short-selling our securities or engaging in transactions involving Sangamo-based derivative securities (other than those granted under our employee stock option or equity incentive plans) and are further prohibited from holding our securities in a margin account or otherwise pledging our securities as collateral for a loan. A copy of our insider trading policy is included as an exhibit to this Form 10-K/A. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading.
Audit Committee Members and Financial Expert
The Audit Committee of the Board, or the Audit Committee, was established by the Board to oversee our corporate accounting and financial reporting processes and audits of our financial statements. The Audit Committee is currently composed of three directors: Mr. Carey, Dr. Markels and Mr. Meyers, with Mr. Carey serving as Chair. The Audit Committee met four times during 2025. The Audit Committee has a written charter, which is available on our website at https://investor.sangamo.com/corporate-governance/governance-overview. Information contained on, or that can be accessed through, our website is not incorporated by reference into and does not form a part of this Form 10-K/A.
Our Board has determined that each member of the Audit Committee is independent under the applicable listing standards of Nasdaq and SEC rules. The Board has determined that Mr. Carey is an “audit committee financial expert” as defined under SEC rules and that each member of the Audit Committee has the requisite financial sophistication in accordance with the applicable Nasdaq listing standards.
Communications with the Board
Our Board currently does not have a formal process for stockholders to send communications to the Board. Although we do not have a formal policy regarding communications with the Board, stockholders may communicate with the Board, including the non-management directors, by sending a letter to the Sangamo Board, c/o Investor Relations, 501 Canal Boulevard, Richmond, California 94804. Stockholders who would like their submission directed to a particular member of the Board may so specify. The Board does not recommend that formal communication procedures be adopted at this time because it believes that informal communications are sufficient to communicate questions, comments and observations that could be useful to the Board.

ITEM 11 – EXECUTIVE COMPENSATION
We currently qualify as a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Exchange Act, and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the applicable disclosure rules allow us to provide less detail about our executive compensation program, the Compensation Committee of the Board (the “Compensation Committee”) is committed to providing the information necessary to help stockholders understand our executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2025 executive compensation program for our named executive officers.
The following members of our executive management team are collectively referred to herein as our named executive officers for the year ended December 31, 2025:

Named Executive Officers	Position
Alexander D. Macrae	President & Chief Executive Officer
Nathalie Dubois-Stringfellow	Chief Development Officer
Scott B. Willoughby	Chief Legal Officer & Corporate Secretary
Summary Compensation Table
The following table provides certain summary information for the years ended December 31, 2025 and 2024, when applicable, concerning the compensation earned by (i) our Chief Executive Officer and (ii) our two other most highly compensated executive officers who were serving as executive officers at the end of 2025. These individuals are referred to throughout this Form 10-K/A as our “named executive officers.”
We have omitted certain columns from the table when there is no disclosure required of the compensation for the named executive officer for that fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)		All Other Compensation ($)(4)	Total ($)
Alexander D. Macrae	2025	745,020	—	358,538	1,308,125	178,805	(5)	6,430	2,596,918
Chief Executive Officer	2024	716,366	—	909,400	—	825,254		6,430	2,457,450

Nathalie Dubois-Stringfellow	2025	498,960	—	114,732	418,600	79,834		6,430	1,118,556
Chief Development Officer	2024	453,600	—	323,974	—	348,365		6,430	1,132,369

Scott B. Willoughby	2025	489,846	—	114,732	418,600	78,375		1,430	1,102,983
Chief Legal Officer & Corporate Secretary	2024	457,800	—	323,974	—	351,590		6,430	1,139,794

(1)The amounts for 2025 reflect the aggregate grant date fair value of the RSUs awarded to each named executive officer, calculated in accordance with ASC 718, without taking into account any estimated forfeitures. The grant date fair value of the RSUs is measured based on the closing price of the underlying common stock on the date of grant.
(2)The amounts for 2025 represent the aggregate grant date fair value of the stock option grants awarded to each named executive officer, calculated in accordance with ASC 718 using the Black-Scholes option valuation model and without taking into account any estimated forfeitures. The assumptions used in the calculation of such grant date fair values are described in Note 9 of the Notes to Consolidated Financial Statements included in the 2025 Original Form 10-K as originally filed with the SEC on March 30, 2026.
(3)The amounts for 2025 reflect the cash bonus awards earned by the named executive officer under our Cash Incentive Compensation Plan (the “2025 Incentive Plan”). See “—Narrative Disclosure to the Summary Compensation Table—2025 Cash Incentive Compensation” below. Note that the cash bonus awards earned by the named executive officers under the 2025 Incentive Plan have not yet been paid but will be authorized for payment by the Compensation Committee once it has determined that the Company has raised adequate additional funding.
(4)The amounts for 2025 include matching contributions of $5,000 made on behalf of each of Dr. Macrae and Dr. Dubois-Stringfellow under our 401(k) Plan, a qualified deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and life insurance premiums paid by us on behalf of the named executive officer in the amount of $1,430 for each of Dr. Macrae, Dr. Dubois-Stringfellow and Mr. Willoughby.
(5)Dr. Macrae voluntarily waived receipt of his 2025 cash bonus. See “—Narrative Disclosure to the Summary Compensation Table—2025 Cash Incentive Compensation” below.

Narrative to Summary Compensation Table
2025 Base Salary
We determine employee base salary increases as part of our annual performance review process. The level of increase, if any, is based on an employee’s performance, experience in the role, affordability to the Company and the overall market trends in the competitive talent market where we compete globally. The Compensation Committee typically approves an overall base pay increase budget that is part of the annual operating plan and applies across the Company.
In December 2024, our Chief Executive Officer conducted an annual review of performance for all of the named executive officers as input into making any pay changes for 2025. In early February 2025, the Compensation Committee considered various factors including the performance reviews, role criticality, comparative data from our peer group as provided by Aon plc (“Aon”), the Compensation Committee’s compensation advisor, as well the fact that no increases had been provided since 2023 to help conserve capital to support our operations. For 2025 the Compensation Committee specifically considered all of the above and the specific corporate achievements for Dr. Macrae, Dr. Dubois-Stringfellow’s broader role for oversight of the entirety of development and clinical functions; and Mr. Willoughby’s additional scope of role in managing human resources in addition to legal, IP and compliance. In considering the appropriate level of base salaries for our named executive officers for 2025, the Compensation Committee did not apply a formula, but rather employed a holistic analysis of the above-referenced factors using its professional business judgment and experience. As a result of the review, Dr. Dubois-Stringfellow received a larger base salary increase to align her base pay more closely with the market data derived from the peer group. In general, following the year-over-year adjustments, the base salaries of our named executive officers for 2025 were between the 50th and 75th percentiles of the market data derived from the peer group.
The Compensation Committee approved the 2025 annual base salaries for our named executive officers effective as of January 1, 2025. However, due to continuing financial constraints and the need to conserve capital to support our operations, the Compensation Committee determined to defer the implementation of such salary increases until we have raised adequate additional funding to afford the increases. As of April 20, 2026, the 2025 base salary increases have not yet been implemented.

Name	2025 Annual Base Salary ($)(1)	2024 Annual Base Salary ($)	Percent Increase 2025 vs. 2024(%)	2023 Annual Base Salary ($)	Percent Increase 2024 vs. 2023(%)(2)
Alexander D. Macrae	745,020	716,366	4%	716,366	—%
Nathalie Dubois-Stringfellow	498,960	453,600	10%	453,600	—%
Scott B. Willoughby	489,846	457,800	7%	457,800	—%
(1)The 2025 annual base salary increases are effective as of January 1, 2025, but have not yet been implemented as of April 20, 2026.
(2)In early 2024, due to financial constraints and the need to conserve capital to support our operations, the Compensation Committee determined not to increase the base salaries of the named executive officers in 2024 from their base salary amounts in 2023.
2025 Cash Incentive Compensation
Our 2025 Incentive Plan provides for annual cash incentive compensation to reward executive officers based on our achievement of pre-established corporate goals for all executive officers. To align the leadership team’s incentive compensation with the Company’s achievement of pre-established corporate performance goals, the Compensation Committee determined that each named executive officer’s 2025 cash incentive compensation opportunity would remain unchanged from 2024 and would be based solely on corporate performance as described below. The plan has a maximum potential payout equal to 150% of the named executive officer’s 2025 cash incentive compensation target that can be earned if stretch performance is achieved. As a result, no individual performance goals were assigned to any named executive officer under the 2025 Incentive Plan. The program included several aggressive goals to encourage our employees to achieve more than target performance.
Each of the key corporate objectives and our rating for each key objective, as assessed by the Compensation Committee and the Board in early 2026, are described below. The Compensation Committee and Board determined that the Company achieved its 2025 key corporate objectives at the 40% level.

Key Corporate Objectives	Rating
Progress our mission by advancing the prioritized pipeline towards patients	30 out of 40 Partially meets expectations (60%)
Build for the future by enhancing platforms and capabilities	7.5 out of 10 Mostly meets expectations (75%)
Create value by maintaining financial strength and operating a lean, high-performance business	2.5 out of 50 Largely did not meet expectations (5%)
Accordingly, in March 2026, the Compensation Committee and the Board concluded that each of our named executive officers had earned a 2025 bonus payment calculated based on their annual target bonus multiplied by our 40% corporate objective achievement, as reflected below. Due to continuing financial constraints and the need to conserve capital to support our operations, the Board and Compensation Committee determined not to pay these bonus amounts to the named executive officers until the Compensation Committee has confirmed that the Company has raised adequate additional funding. Notwithstanding the foregoing, although the Board had determined that Dr. Macrae had earned a 2025 bonus payment of $178,805, Dr. Macrae voluntarily waived receipt of such amount.

	Target
Name	% of Annual Base Salary	Amount ($)(1)	Award Earned ($)(2)	Award Earned as a % of Target
Alexander D. Macrae	60	447,012	178,805	40
Nathalie Dubois-Stringfellow	40	199,584	79,834	40
Scott B. Willoughby	40	195,938	78,375	40
(1)The target amount shown in this column is calculated using the increased 2025 base salary rates that have not yet gone into effect. The Company intends to implement such increases at the same time that the 2025 bonuses are paid.
(2)The 2025 Incentive Plan award earned by each named executive officer will be authorized for payment by the Compensation Committee once it has determined that the Company has raised adequate additional funding. As noted above, Dr. Macrae voluntarily waived receipt of his 2025 Incentive Plan award.
2025 Equity Compensation
Our current practice is to make equity grants at the beginning of the fiscal year after our operating plan has been approved by the Board and the performance in the prior fiscal year completed and evaluated by the Compensation Committee. Accordingly, the Compensation Committee approved the grant of RSUs and stock options to our named executive officers in February 2025 as part of our standard annual grant cycle.
In 2025, the Compensation Committee established guidelines for our equity compensation program by considering two common market metrics to be able to manage overall dilution for our stockholders. The Compensation Committee examines common market benchmarks using the grant date value as well as grant size expressed as a percentage of company based on data provided by Aon. In setting the final grant ranges, we used an average of each metric using the 50th percentile as an anchor to ensure the policy was competitive for attracting, motivating and retaining talent. The Compensation Committee also assessed the allocation of equity awards between RSUs and stock options, as well as each award’s vesting schedule, in connection with a review of our outstanding shares, our stock price and comparative market data with a view to managing overall dilution. As a result of this review, the 2025 equity awards made to our named executive officers were comprised of approximately 20% RSUs and 80% stock options. The Compensation Committee weighted stock options more heavily than RSUs to reinforce the long-term nature of our business and the alignment of our executive officers’ equity compensation with our stockholders by rewarding for improvements in stock price over a period of time which is reflective of common practices for pre-commercial biotechnology companies. All equity awards were granted under the Sangamo Therapeutics, Inc. 2018 Equity Incentive Plan, or the 2018 Plan. The RSUs vest over three years, with 25% of the award vesting on the first anniversary of the award grant date, and the remainder vesting quarterly over the following two years, subject to the grantee’s continuous service through each applicable vesting date, and the options vest over three years, with 25% of the option shares vesting and becoming exercisable on the first anniversary of the option grant date and the remainder vesting and becoming exercisable monthly over the following two years, subject to the optionee’s continuous service through each applicable vesting date.

Other Compensatory Arrangements, Policies and Practices
401(k) Plan. Our executive officers are eligible to participate in the 401(k) Plan. The 401(k) Plan is intended to qualify as a tax-qualified plan under Section 401 of the Code. The 401(k) Plan provides that each participant may contribute a portion of his or her pre-tax compensation, up to a statutory annual limit. The 401(k) Plan also permits us to make discretionary contributions and matching contributions, subject to established limits. In 2025, we made a matching contribution, which was subject to an annual limit of $5,000 per employee.
Other Benefits. Our executive officers are eligible to participate in all of our benefit plans, such as our medical, dental, vision, short-term disability, long-term disability and group life insurance plans and our employee stock purchase plans (including the Sangamo Therapeutics, Inc. 2020 Employee Stock Purchase Plan, or the 2020 ESPP), in each case generally on the same basis as other employees. We also have a Section 125 flexible benefits healthcare plan and a flexible benefits childcare plan under which employees can set aside pre-tax funds to pay for qualified healthcare expenses and qualified childcare expenses not reimbursed by insurance, respectively. We do not currently offer pension or other retirement benefits in the United States but do offer pension or other retirement benefits in certain other countries.
Clawback Policy. In November 2023, the Compensation Committee adopted an incentive compensation recoupment policy, or the Clawback Policy, that complies with the listing standards adopted by Nasdaq that implement the SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and applies to our executive officers (as defined in applicable SEC rules). The Clawback Policy requires our company to recover from covered executive officers the amount of erroneously awarded compensation resulting from an accounting restatement due to the material noncompliance of our company with any financial reporting requirement under the securities laws. The Clawback Policy applies to incentive compensation that is received by a covered officer on or after October 2, 2023.
In addition, as a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, our CEO and CFO may be legally required to reimburse our company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of Section 304 of the Sarbanes-Oxley Act of 2002.
Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information. From time to time, the Company grants equity awards, including stock options, to its employees and members of the Board. Equity awards are generally granted to employees, including executives, when they are hired, and employees are eligible for additional equity awards in connection with annual performance reviews each year or as otherwise determined appropriate by our Compensation Committee or Board.
We maintain written procedures for the timing of granting stock options and RSUs to our employees. Our equity grant procedures in place during 2025 provide that options and/or RSUs granted to new employees or for mid-year promotions are generally granted on the 10th day of the month (the “monthly grant date”) immediately following the month of the employee’s hire date or promotion date (or if such day was not a trading day, the immediately preceding trading day). However, if we believe we may be in possession of material, nonpublic information (“MNPI”) on a monthly grant date, we will generally delay the grant of the award to the next monthly grant date. For annual equity awards (which may consist of options and/or RSUs) granted to employees, our equity grant procedures provide that such awards are granted on the 25th day of February, or the last trading day preceding the 25th of February, unless otherwise determined by the Board or Compensation Committee.
Our non-employee directors receive grants of initial and annual awards at the time of a director’s initial appointment or election to the Board and at the time of each annual meeting of the Company’s stockholders, which are granted automatically pursuant to the terms of our Automatic Director Grant Program under our 2018 Plan, as further described under the heading, “Director Compensation—Equity Incentives Granted under our 2018 Plan” below.
The Company does not grant equity awards in anticipation of the release of MNPI and we do not time the release of MNPI based on equity award grant dates or for the purposes of affecting the value of executive compensation.

Outstanding Equity Awards at Fiscal Year End
The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of December 31, 2025.

			Option Awards			Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Alexander D. Macrae	02/25/2025	—	1,750,000	0.96	02/24/2035	—	—
	02/24/2023	688,171	45,879	2.66	02/23/2033	—	—
	02/25/2022	604,800	—	5.90	02/24/2032	—	—
	02/25/2021	276,750	—	11.19	02/24/2031	—	—
	02/25/2020	337,500	—	6.80	02/24/2030	—	—
	02/25/2019	379,500	—	9.03	02/24/2029	—	—
	01/24/2018	189,000	—	20.05	01/23/2028	—	—
	01/26/2017	360,000	—	3.50	01/25/2027	—	—
	06/03/2016	700,000	—	7.07	06/02/2026	—	—
	02/25/2025	—	—	—	—	375,000	157,500
	01/22/2024	—	—	—	—	250,000	105,000
	02/24/2023	—	—	—	—	14,747	6,194
Nathalie Dubois-Stringfellow	02/25/2025	—	560,000	0.96	02/24/2035	—	—
	02/24/2023	233,789	15,586	2.66	02/23/2033	—	—
	02/25/2022	121,770	—	5.90	02/24/2032	—	—
	02/25/2021	48,000	—	11.19	02/24/2031	—	—
	02/25/2020	55,000	—	6.80	02/24/2030	—	—
	02/25/2019	15,628	—	9.03	02/24/2029	—	—
	01/24/2018	30,000	—	20.05	01/23/2028	—	—
	01/26/2017	54,229	—	3.50	01/25/2027	—	—
	02/25/2025	—	—	—	—	120,000	50,400
	01/22/2024	—	—	—	—	89,063	37,406
	02/24/2023	—	—	—	—	5,010	2,104
Scott B. Willoughby	02/25/2025	—	560,000	0.96	02/24/2035	—	—
	02/24/2023	187,031	12,469	2.66	02/23/2033	—	—
	02/25/2022	110,700	—	5.90	02/24/2032	—	—
	08/13/2021	15,000	—	10.05	08/12/2031	—	—
	02/25/2021	27,500	—	11.19	02/24/2031	—	—
	04/24/2020	69,000	—	8.32	04/23/2030	—	—
	02/25/2025	—	—	—	—	120,000	50,400
	01/22/2024	—	—	—	—	89,063	37,406
	02/24/2023	—	—	—	—	4,008	1,683
(1)Options granted on February 25, 2025 and February 24, 2023 vest and become exercisable in accordance with the following schedule: 25% of the shares vest on the first anniversary of the grant date, and the remaining option shares will vest and become exercisable in 24 equal monthly installments over the 24-month period measured from the first anniversary of the option grant date, subject to the executive officer’s continuous service through each applicable vesting date. Options granted prior to February 24, 2023 are subject to the following vesting schedule: 25% of the option shares vest and become exercisable on the first anniversary of the option grant date, and the remaining option shares will vest and become exercisable in 36 equal monthly installments over the 36-month period measured from the first anniversary of the option grant date, subject to the executive officer’s continuous service through each applicable vesting date. Each option will vest on an accelerated basis in connection with certain terminations and changes in control, as described under the heading “—Employment Agreements with our Named Executive Officers” and “—Executive Severance Plan” below. Each option has an expiration date at the end of the 10-year period measured from the grant date, unless terminated earlier following the optionee’s termination of service.
(2)RSUs granted on February 25, 2025 and February 24, 2023 vest in accordance with the following schedule: 25% of the shares vest on the first anniversary of the grant date, and the remainder of the shares will vest in eight successive equal quarterly installments thereafter over the two-year period measured from the first anniversary of the grant date, subject to the executive officer’s continuous service through each applicable vesting date. RSUs granted on January 22, 2024 vest over a two-year period, with 50% vesting on the one-year anniversary of the grant date, and the remainder vesting quarterly thereafter over the one-year period measured from the first anniversary of the grant date, subject to the executive officer’s continuous service through each applicable vesting date. Each RSU will vest on an accelerated basis in connection with certain terminations and changes in control of the Company, as described under the heading “—Employment Agreements with our Named Executive Officers” and “—Executive Severance Plan” below.
(3)Based on the $0.42 closing price of our common stock on December 31, 2025, the last trading day of fiscal 2025.
Employment Agreements with our Named Executive Officers
Dr. Macrae
In May 2016 we entered into an employment agreement with Dr. Macrae that took effect June 1, 2016, which sets forth the terms and conditions of his employment as Chief Executive Officer. Pursuant to his employment agreement, Dr. Macrae will receive a base salary and an annual cash bonus based upon our company’s achievement of specified objectives under our Incentive Plan with a target cash bonus based on a percentage of his base salary. Dr. Macrae’s base salary and target bonus percentage are subject to annual review by the Compensation Committee and adjustment from time to time by such Committee. In 2025, the Compensation Committee approved an increase to Dr. Macrae’s base salary to $745,020 and his target cash bonus was 60% of his base salary. However, as of April 20, 2026, such base salary increase has not yet been implemented, and Dr. Macrae’s actual base salary for 2025 was $716,366.
Dr. Macrae’s employment agreement also provided for a $200,000 sign-on bonus, as well as an initial equity grant of stock options under the 2013 Plan to acquire 700,000 shares of our common stock, which vested on the same terms as other discretionary awards under the 2013 Plan. Dr. Macrae is also entitled to be nominated for election to our Board for so long as his employment agreement is in effect. Although Dr. Macrae’s employment agreement includes certain benefits payable to him in connection with separation from service, such terms were waived by Dr. Macrae in connection with the March 2017 adoption of the Severance Plan, as amended and restated most recently in October 2023, which now governs his severance benefits. The terms of the Sangamo Therapeutics, Inc. Amended and Restated Executive Severance Plan (the “Amended Severance Plan”) are described below under “—Executive Severance Plan.”
Dr. Dubois-Stringfellow
In January 2011, we entered into an employment agreement with Dr. Dubois-Stringfellow setting forth the terms and conditions of her employment as Senior Director Product Development & Management. Effective August 2022, Dr. Dubois-Stringfellow was promoted to Chief Development Officer and her base salary pursuant to her employment agreement was increased to $420,000 per year and her annual target cash bonus based upon our company’s and her individual achievement of specified objectives under our Incentive Plan was increased to 40% of her base salary. Dr. Dubois-Stringfellow’s base salary and target bonus percentage are subject to annual review by the Compensation Committee and adjustment from time to time by such Committee. In 2025, the Compensation Committee approved an increase to Dr. Dubois-Stringfellow’s base salary to $498,960 and her target cash bonus was 40% of her base salary. However, as of April 20, 2026, such base salary increase has not yet been implemented, and Dr. Dubois-Stringfellow’s actual base salary for 2025 was $453,600. In addition, Dr. Dubois-Stringfellow’s employment agreement provided that she would be eligible to receive certain severance benefits under the Amended Severance Plan, which is described below.
Mr. Willoughby
In March 2020, we entered into an employment agreement with Mr. Willoughby setting forth the terms and conditions of his employment as Vice President and Head of Corporate Law. Effective August 2021, Mr. Willoughby was promoted to Chief Legal Officer & Corporate Secretary (previously General Counsel & Corporate Secretary) and his base salary pursuant to his employment agreement was increased to $400,000 per year and his annual target cash bonus based upon our company’s and his individual achievement of specified objectives under our Incentive Plan was increased to 40% of his base salary. Mr. Willoughby’s base salary and target bonus percentage are subject to annual review by the Compensation Committee and adjustment from time to time by such Committee. In 2025, the Compensation Committee approved an increase to Mr. Willoughby’s base salary to $489,846 and his target cash bonus was 40% of his base salary. However, as of April 20, 2026, such base salary increase has not yet been implemented, and Mr. Willoughby’s actual base salary for 2025 was $457,800. In addition, Mr. Willoughby’s employment agreement provided that he would be eligible to receive certain severance benefits under the Amended Severance Plan, which is described below.

Executive Severance Plan
In October 2023, the Compensation Committee of the Board adopted the Amended Severance Plan, which amended and restated the Severance Plan that was originally approved in March 2017.
Under the Amended Severance Plan, Dr. Macrae is eligible to receive the following severance benefits: (a) cash equal to the sum of (i) 18 months of his base salary and (ii) 1/12 of the target bonus for the year of termination multiplied by 18, reimbursement for his health care coverage costs under COBRA for 18 months, and full acceleration of his outstanding equity awards, and any outstanding options as so accelerated will remain exercisable for a period of 12 months following termination, in the event of an involuntary termination during the Change in Control Period (as defined below) or (b) cash equal to 18 months of his base salary and COBRA reimbursement for 18 months, if he has an involuntary termination other than during the Change in Control Period. For purposes of all of the named executive officer’s benefits under the Amended Severance Plan, the “Change in Control Period” means the period beginning on the date of the Change in Control and ending 12 months after such date.
Under the Amended Severance Plan, Dr. Dubois-Stringfellow and Mr. Willoughby are each eligible to receive the following severance benefits: (a) cash equal to the sum of (i) 12 months of base salary and (ii) 1/12 of the target bonus for the year of termination multiplied by 12, reimbursement for health care coverage costs under COBRA for 12 months, and accelerated vesting of all outstanding equity awards, and any outstanding options as so accelerated will remain exercisable for a period of 12 months following termination, in the event of an involuntary termination during the Change in Control Period; or (b) cash equal to 12 months of base salary and COBRA reimbursement for 12 months, if there is an involuntary termination other than during the Change in Control Period.
If any of the severance benefits under the Amended Severance Plan would constitute a “parachute payment” within the meaning of Section 280G of the Code, such payments are subject to reduction to the extent doing so would put the recipient in a better after-tax position after taking into account any excise tax that may be incurred under Code Section 4999 in connection with any change in control of the Company or subsequent termination of employment.
2013 Plan
The Compensation Committee of the Board, as the administrator of the 2013 Plan, has the authority to provide that any outstanding options held by the Chief Executive Officer or any other executive officer or any other unvested equity award made to such individual under the 2013 Plan will vest on an accelerated basis in connection with certain changes in control of the Company or the subsequent termination of the officer’s employment following the change in control event. In addition, all outstanding options and RSUs under the 2013 Plan will immediately vest upon a change in control, to the extent not assumed or continued in effect by the successor entity or replaced with an incentive compensation program that preserves the intrinsic value of the award at that time and provides for the subsequent vesting and concurrent payout of that value in accordance with the pre-existing vesting schedules for those awards.
2018 Plan
The Board, or any committee properly constituted thereof, as the administrator of the 2018 Plan, has the authority to accelerate the time at which an equity award made under the 2018 Plan may first be exercised or vest on an accelerated basis in connection with certain changes in control of the Company. In addition, the 2018 Plan provides that all outstanding options and RSUs under the 2018 Plan held by current employees and non-employee directors will immediately vest upon a change in control, to the extent not assumed or continued in effect by the successor entity or replaced with a similar incentive compensation program, for which the Board shall set the terms of any assumption, continuation or substitution.

Processes and Procedures for Determining Non-Employee Director Compensation
The charter of the Compensation Committee charges the Compensation Committee with the responsibility for reviewing, considering and approving compensation programs applicable to non-employee directors. It is the practice of the Compensation Committee to seek input from Aon, the outside compensation consultants, as it deems appropriate. Aon conducts a market assessment and the Compensation Committee considers this assessment, industry trends and other factors as appropriate in making decisions regarding the cash and equity incentive compensation to non-employee directors.
Non-Employee Director Annual Retainer and Meeting Fees
The following table presents the annual cash retainers payable to non-employee members of our Board, which have remained unchanged since 2014:

Annual Cash Retainers	$
Annual retainer for service as a member of our Board	40,000
Additional retainer for the Chair of the Board	35,000
Additional retainer for service as a committee chair:
Chair of the Audit Committee	20,000
Chair of the Compensation Committee	15,000
Chair of the Nominating and Corporate Governance Committee	10,000
Additional retainer for service as a committee member:
Audit Committee	10,000
Compensation Committee	7,500
Nominating and Corporate Governance Committee	5,000
Each of these retainers is paid on a quarterly basis. All retainer fees are subject to proration for directors who join or leave the Board or the respective committee or begin or cease to serve as Chair of the Board or the respective committee, during the year. To the extent the Board meets more than 10 times in any year, each non-employee member of the Board may receive, for each meeting in excess of 10, a per meeting fee of $1,000 if attended in person and $500 if attended by video or telephone conference. The Board met more than 10 times in 2025 but agreed to waive additional compensation for these meetings.
Equity Incentives Granted to Non-Employee Directors Under the 2018 Plan
Under the automatic grant program of the 2018 Plan, or the Automatic Grant Program, each individual who is a non-employee Board member is automatically granted a nonqualified stock option, or NSO, or the Annual Option Grant, and/or a restricted stock unit award, or RSU award, or the Annual RSU Grant, and, together with the Annual Option Grant, the Annual Grant, in each case, on the date of our annual meeting of stockholders, provided that such individual is a non-employee Board member on the date of grant, has served as a non-employee Board member for at least three months prior to the date of grant, and will continue serving as a non-employee Board member immediately after the date of grant.
Additionally, under the Automatic Grant Program, each individual who is initially appointed or elected as a non-employee Board member would, on the date of such appointment or election, automatically be granted an NSO, or the Initial Option Grant, and/or an RSU award, or the Initial RSU Grant and, together with the Initial Option Grant, the Initial Grant.
The number of shares subject to Annual Grants and Initial Grants in 2025 under the 2018 Plan are summarized in the table below. The size and structure of the Initial Grants and Annual Grants were determined by our Compensation Committee and Board by considering two common market metrics to be able to manage overall dilution for our stockholders. The Compensation Committee examines common market benchmarks using the grant date value as well as grant size expressed as a percentage of company based on data provided by Aon. The Compensation Committee also assessed the allocation of equity awards between RSUs and stock options, as well as each award’s vesting schedule, in connection with a review of our outstanding shares, our stock price and comparative market data with a view to managing overall dilution.

	2018 Plan (# shares)(1)	Vesting(2)
Annual Grant:
NSO (Annual Option Grant)(3)	50,000	12 successive equal monthly installments following date of grant
RSU (Annual RSU Grant)(3)	25,000	1st anniversary of date of grant
Initial Grant:
NSO (Initial Option Grant)(4)	75,000	36 successive equal monthly installments following date of grant
RSU (Initial RSU Grant)(4)	37,500	three equal annual installments following date of grant
(1)Reflects grant sizes and terms in place as of June 12, 2025, the date of our annual meeting of stockholders held in 2025.
(2)Subject to the director’s continuous service through the applicable vesting date(s).
(3)Notwithstanding the share amounts indicated above, each Annual Grant (consisting of the Annual Option Grant plus the Annual RSU Grant) is subject to an annual aggregate limit of $225,000 based on the grant date fair value of such Annual Grant for financial reporting purposes.
(4)Notwithstanding the share amounts indicated above, each Initial Grant (consisting of the Initial Option Grant plus the Initial RSU Grant) is subject to an aggregate limit of $350,000 based on the grant date fair value of such Initial Grant for financial reporting purposes.
Each automatic NSO grant will have an exercise price per share equal to the fair market value per share of our common stock on the grant date and a term of 10 years, subject to earlier termination following the director’s termination of continuous service. Each automatic NSO grant will be immediately exercisable for all of the option shares; however, we may repurchase, at the lower of the exercise price paid per share or the fair market value per share, any shares purchased under the NSO that are not vested at the time of the director’s termination of continuous service.
The shares subject to each automatic NSO grant and each automatic RSU grant will immediately vest in full upon the director’s termination of continuous service due to death or disability, or upon the occurrence of a change in control or hostile takeover (each as defined in the 2018 Plan), subject to the director’s continuous service through the date of such change in control or hostile takeover.
Total Non-Employee Director Compensation
The following table sets forth certain information regarding the compensation of each non-employee director for service as a member of the Board during 2025. Dr. Macrae, our Chief Executive Officer, is not listed in the following table because he is our employee. Dr. Macrae’s compensation is described under “Executive Compensation,” and he received no additional compensation for serving on our Board in 2025.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(4)(5)	Stock Awards ($)(3)(6)(7)	Total ($)
Courtney Beers	47,500	20,080	12,575	80,155
Robert F. Carey	60,000	20,080	12,575	92,655
Kenneth J. Hillan	47,500	20,080	12,575	80,155
Margaret A. Horn	45,000	20,080	12,575	77,655
John H. Markels	55,000	20,080	12,575	87,655
James R. Meyers	57,500	20,080	12,575	90,155
H. Stewart Parker	85,000	20,080	12,575	117,655
Karen L. Smith	55,000	20,080	12,575	87,655
(1)Consists of the annual retainer fee for service as a member of the Board or any Board committee. For further information concerning such fees, see the section above entitled “—Non-Employee Director Annual Retainer and Meeting Fees.”
(2)Represents the aggregate grant date fair value of the stock option awards as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718. The assumptions used in the calculation of such grant date fair values of stock option awards are described in Note 9 of the Notes to Consolidated Financial Statements included in the 2025 Original Form 10-K as originally filed with the SEC on March 30, 2026.
(3)Represents the aggregate grant date fair value of restricted stock units, or RSUs, computed in accordance with ASC 718. The grant date fair value of the RSUs is measured based on the closing price of the underlying common stock on the date of grant.
(4)Pursuant to the automatic grant program under the 2018 Plan, Dr. Beers, Mr. Carey, Dr. Hillan, Ms. Horn, Dr. Markels, Mr. Meyers, Ms. Parker and Dr. Smith each received an option to purchase 50,000 shares of common stock on June 12, 2025, with an exercise price per share of $0.50 based on the closing price of the underlying common stock on the date of grant, and each such option had an aggregate grant date fair value of $20,080.
(5)As of December 31, 2025, our non-employee directors held options to purchase the following number of shares of our common stock: Dr. Beers, 165,250 shares; Mr. Carey, 259,150 shares; Dr. Hillan, 199,150 shares; Ms. Horn, 165,250 shares; Dr. Markels, 199,150 shares; Mr. Meyers, 219,150 shares; Ms. Parker, 239,150 shares; and Dr. Smith, 234,150 shares.

(6)Pursuant to the automatic grant program under the 2018 Plan, Dr. Beers, Mr. Carey, Dr. Hillan, Ms. Horn, Dr. Markels, Mr. Meyers, Ms. Parker and Dr. Smith each received an award of 25,000 RSUs on June 12, 2025, and each such RSU award had an aggregate grant date fair value of $12,575.
(7)As of December 31, 2025, our non-employee directors held RSUs for the following number of shares of our common stock: Dr. Beers, 25,000 shares; Mr. Carey, 25,000 shares; Dr. Hillan, 25,000 shares; Ms. Horn, 25,000 shares; Dr. Markels, 25,000 shares; Mr. Meyers, 25,000 shares; Ms. Parker, 25,000 shares; and Dr. Smith, 25,000 shares.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information known to Sangamo with respect to the beneficial ownership of our common stock as of April 20, 2026 except as noted, by (i) all persons who were beneficial owners of 5% or more of our common stock based on 414,275,509 shares outstanding as of April 20, 2026, (ii) each current director, (iii) each of our named executive officers, and (iv) all current directors and executive officers as a group. The percentages in the following table are calculated based on 414,275,509 shares outstanding as of April 20, 2026. Shares of common stock issuable upon the settlement of RSUs, exercise of options or shares that may be purchased pursuant to the 2020 ESPP, in each case which settle or become exercisable within 60 days after April 20, 2026, are deemed outstanding for purposes of computing the percentage ownership of the person holding such RSUs, options or shares that may be purchased pursuant to the 2020 ESPP, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Sangamo Therapeutics, Inc., 501 Canal Boulevard, Richmond, CA 94804. Except as otherwise indicated or to the extent authority may be shared by both spouses under applicable law, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percentage of Shares Beneficially Owned (%)
Armistice Capital, LLC(1) 510 Madison Avenue, 7th Floor New York, NY 10022	52,977,325	12.79%
YA II PN LTD (“Yorkville”)(2) 1012 Springfield Ave Mountainside, NJ 07092	46,633,393	11.26%
Alexander D. Macrae(3)	5,144,724	1.24%
Courtney Beers(4)	247,900	*
Robert F. Carey(5)	328,750	*
Nathalie Dubois-Stringfellow(6)	1,371,463	*
Kenneth J. Hillan(7)	298,750	*
Margaret A. Horn(8)	247,900	*
John H. Markels(9)	295,534	*
James R. Meyers(10)	318,750	*
H. Stewart Parker(11)	341,750	*
Karen L. Smith(12)	336,250	*
Scott B. Willoughby(13)	1,186,856	*
All current directors and executive officers as a group (13 persons)(14)	10,859,970	2.62%
*Less than 1%.
(1)As of April 20, 2026, Armistice Capital Master Fund Ltd. (the “Master Fund”) held 52,977,325 shares of common stock and warrants to purchase 76,786,848 shares of common stock all of which are not exercisable until August 3, 2026. All of the warrants held by the Master Fund are subject to beneficial ownership limitations of either 9.99% or 19.99%, which prohibit the Master Fund from exercising any portion of any warrant to the extent that, following such exercise, the Master Fund’s ownership of the common stock would exceed the relevant beneficial ownership limitation. Consequently, the Master Fund is not able to exercise all of its warrants due to the aforementioned beneficial ownership limitations, which is reflected in the table above. The securities are directly held by the Master Fund and may be deemed to be beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital.
(2)As of April 20, 2026, YA II PN LTD (“Yorkville”) held 46,633,393 shares of common stock and warrants to purchase 46,633,393 shares of common stock. All of the warrants are subject to beneficial ownership limitations of either 4.99% or 19.99%, which prohibit Yorkville from exercising any portion of any warrant to the extent that, following such exercise, Yorkville’s ownership of the common stock would exceed the relevant beneficial ownership limitation. Consequently, Yorkville is not able to exercise all of its warrants due to the aforementioned beneficial ownership limitations, which is reflected in the table above.

(3)Includes (i) 3,483,162 shares of common stock issuable upon the exercise of stock options within 60 days after April 20, 2026 and (ii) RSUs covering 35,156 shares of common stock that vest and become issuable within 60 days of April 20, 2026.
(4)Includes (i) 165,250 shares of common stock subject to options exercisable within 60 days after April 20, 2026, all of which fully vest within 60 days after April 20, 2026, and (ii) RSUs covering 25,000 shares of common stock that vest and become issuable within 60 days after April 20, 2026.
(5)Includes (i) 229,150 shares of common stock subject to options exercisable within 60 days after April 20, 2026, all of which fully vest within 60 days after April 20, 2026 and (ii) RSUs covering 25,000 shares of common stock that vest and become issuable within 60 days after April 20, 2026. Excludes 30,000 shares of common stock subject to options which expire within 60 days after April 20, 2026.
(6)Includes (i) 766,502 shares of common stock issuable upon the exercise of stock options within 60 days after April 20, 2026, (ii) RSUs covering 11,250 shares of common stock that vest and become issuable within 60 days after April 20, 2026 and (iii) 5,000 shares of common stock that may be purchased pursuant to the 2020 ESPP within 60 days after April 20, 2026. The maximum number of shares of common stock that may be purchased pursuant to the 2020 ESPP is 5,000, however the actual number of shares to be purchased is dependent upon stock price and employee contribution elections and is not determinable with specificity at this time.
(7)Includes (i) 199,150 shares of common stock subject to options exercisable within 60 days after April 20, 2026, all of which fully vest within 60 days after April 20, 2026 and (ii) RSUs covering 25,000 shares of common stock that vest and become issuable within 60 days after April 20, 2026.
(8)Includes (i) 165,250 shares of common stock subject to options exercisable within 60 days after April 20, 2026, all of which fully vest within 60 days after April 20, 2026, and (ii) RSUs covering 25,000 shares of common stock that vest and become issuable within 60 days after April 20, 2026.
(9)Includes (i) 199,150 shares of common stock subject to options exercisable within 60 days after April 20, 2026, all of which fully vest within 60 days after April 20, 2026, and (ii) RSUs covering 25,000 shares of common stock that vest and become issuable within 60 days after April 20, 2026.
(10)Includes (i) 219,150 shares of common stock subject to options exercisable within 60 days after April 20, 2026, all of which fully vest within 60 days after April 20, 2026, and (ii) RSUs covering 25,000 shares of common stock that vest and become issuable within 60 days after April 20, 2026.
(11)Includes (i) 229,150 shares of common stock subject to options exercisable within 60 days after April 20, 2026, all of which fully vest within 60 days after April 20, 2026, and (ii) RSUs covering 25,000 shares of common stock that vest and become issuable within 60 days after April 20, 2026.
(12)Includes (i) 234,150 shares of common stock subject to options exercisable within 60 days after April 20, 2026, all of which fully vest within 60 days after April 20, 2026, and (ii) RSUs covering 25,000 shares of common stock that vest and become issuable within 60 days after April 20, 2026.
(13)Includes (i) 614,200 shares of common stock issuable upon the exercise of stock options within 60 days after April 20, 2026 and (ii) RSUs covering 11,250 shares of common stock that vest and become issuable within 60 days after April 20, 2026.
(14)Consists of (i) 3,689,657 shares of common stock held by our current directors and executive officers as a group, (ii) 6,883,551 shares of common stock issuable upon the exercise of stock options held by our current directors and executive officers within 60 days after April 20, 2026 and (iii) RSUs covering 266,978 shares of common stock that vest and become issuable within 60 days after April 20, 2026.
Equity Compensation Plan Information
The following table provides information as of December 31, 2025, with respect to the shares of our common stock that may be issued under our existing equity compensation plans. There are no outstanding options that we have assumed in connection with our acquisition of other companies, and there are currently no assumed plans under which we can grant options.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, RSUs and Other Rights (#)		Weighted Average Exercise Price of Outstanding Options ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) ($)
Equity Compensation Plans Approved by Stockholders(1)	21,072,763	(2)(3)	4.53	(4)	24,118,242	(5)(6)
Equity Compensation Plans Not Approved by Stockholders(1)	26,000	(7)	15.00		—	(8)
	21,098,763		4.55		24,118,242
(1)The equity compensation plans approved by stockholders consist of the 2013 Plan, the 2018 Plan and the 2020 ESPP. In November 2017, the Compensation Committee approved the amendment and restatement of the 2013 Plan to reserve an additional 1,000,000 shares of our common stock to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to each such individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules, or Rule 5635(c)(4) (such awards, the Inducement Awards). The 2013 Plan was amended and restated by the Compensation Committee without stockholder approval pursuant to Rule 5635(c)(4). Accordingly, for purposes of this table, information with respect to outstanding Inducement Awards are included in the row in the table above with respect to equity compensation plans not approved by stockholders. As set forth in footnote (8) below, no shares remained available for issuance as Inducement Awards under the 2013 Plan as of December 31, 2025.
(2)Includes 5,644,556 shares subject to RSUs that will entitle the holder to one share of common stock for each unit that vests over the holder’s period of continuous service.
(3)Excludes purchase rights accruing under the 2020 ESPP and shares subject to outstanding options granted under the 2013 Plan as Inducement Awards (which Inducement Awards are included in the row in the table above with respect to equity compensation plans not approved by stockholders). Under the 2020 ESPP, each eligible employee may purchase up to 5,000 shares of common stock at semi-annual intervals on the last U.S. business day of May and November each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.
(4)The calculation does not take into account the 5,644,556 shares of common stock subject to outstanding RSUs. Such shares will be issued at the time the RSUs vest, without any cash consideration payable for those shares.
(5)Consists of shares available for future purchase and issuance, respectively, under the 2020 ESPP and the 2018 Plan. As of December 31, 2025, 1,221,947 shares of common stock were available for purchase under the 2020 ESPP, and 22,896,295 shares of common stock were available for issuance under the 2018 Plan.

(6)As of December 31, 2025, the maximum aggregate number of shares of common stock reserved for issuance under the 2018 Plan and the 2020 ESPP was 42,116,042 shares and 5,000,000 shares, respectively. This maximum aggregate share reserve is not the same as the shares available for future issuance, which is described in Footnote 5. As of December 31, 2025, the aggregate number of shares of our common stock that may be issued under the 2018 Plan will not exceed the sum of (i) 1,703,964 shares (the number of shares that were available for grant under the 2013 Plan as of immediately prior to the effective date of the 2018 Plan); (ii) 8,800,000 shares (the number of additional shares that were reserved as of the effective date of the 2018 Plan); (iii) 9,900,000 shares that were approved at the Company’s 2020 annual meeting of stockholders; (iv) 7,900,000 shares that were approved at the Company’s 2022 annual meeting of stockholders; (v) 10,000,000 shares that were approved at the Company’s 2023 annual meeting of stockholders; (vi) 11,000,000 shares that were approved at the Company’s 2024 annual meeting of stockholders; (vii) 14,000,000 shares that were approved at the Company’s 2025 annual meeting of stockholders; and (viii) any returning shares subject to outstanding awards granted under the Prior Plans as such shares become available from time to time due to expiration or termination of such awards, settlement of such awards in cash or forfeitures or repurchases. The number of shares of our common stock available for issuance under the 2018 Plan is increased by: (i) one share for each Prior Plans’ returning share of common stock or 2018 Plan returning share of common stock subject to a stock option grant or stock appreciation right award and (ii) 1.33 shares for each Prior Plans’ returning share of common stock or 2018 Plan returning share of common stock subject to a full value award. The number of shares of common stock reserved for issuance under the 2018 Plan is reduced: (i) on a 1-for-1 basis for each share of common stock subject to a stock option grant or stock appreciation right award, or pursuant to a full-value award made under the 2018 Plan, and (ii) by a fixed ratio of 1.33 shares of common stock for each share of common stock issued pursuant to a full-value award made under the 2018 Plan.
(7)Consists of stock options granted as Inducement Awards under the 2013 Plan. All options granted as Inducement Awards have a maximum term of 10 years.
(8)As of December 31, 2025, options to purchase 26,000 shares were outstanding as Inducement Awards. As a result of the adoption of the 2018 Plan at our 2018 annual meeting of stockholders, no additional stock awards may be granted as Inducement Awards. Accordingly, for purposes of the table above, no shares remained available for issuance as Inducement Awards under the 2013 Plan as of December 31, 2025.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policy and Procedures for Review of Related Party Transactions
Consistent with the requirement under Nasdaq listing rules, the Audit Committee of the Board is responsible for reviewing and providing oversight of all related party transactions as defined under SEC rules and regulations. While we do not have a formal written policy or procedure for the review, approval or ratification of related party transactions, the charter of the Audit Committee requires that the Audit Committee approve all related party transactions as defined under SEC rules and regulations. In making its decision to approve or ratify a related party transaction, the Audit Committee will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including but not limited to the risks, costs and benefits to us, the terms and aggregate value of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence.
Transactions with Related Persons
Since January 1, 2024, there has not been nor is there currently proposed any transaction or series of similar transactions in which we were or are to be a participant in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any director, executive officer, holder of more than 5% of our common stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest other than described below and other than compensation agreements and other arrangements, which are described elsewhere in this Annual Report on Form 10-K/A.
Issuance and Sale of Common Stock and Warrants
2025 Underwritten Offering - YA II PN LTD
In May 2025, we completed an underwritten offering (the “2025 Offering”) of 12,235,000 shares of common stock, pre-funded warrants to purchase up to 34,398,393 shares of common stock (the “2025 Pre-Funded Warrants”) and accompanying warrants to purchase up to 46,633,393 shares of common stock (the “2025 Common warrants”) pursuant to an Underwriting Agreement, dated May 12, 2025, between the Company and Cantor Fitzgerald & Co. The combined offering price of a unit consisting of one share of common stock and accompanying 2025 Common Warrant to purchase one share of common stock was $0.50. The combined offering price of a unit consisting of a 2025 Pre-Funded Warrant and accompanying 2025 Common Warrant to purchase one share of common stock was $0.49. The Company received aggregate net proceeds of $21.1 million, after deducting underwriting discounts and commissions. In June and July 2025, the Company issued an aggregate of 22,398,393 and 12,000,000 shares of common stock upon the exercise of 2025 Pre-Funded Warrants, respectively. Following these issuances, none of the 2025 Pre-Funded Warrants remain outstanding. The 2025 Common Warrants had not been exercised and remained outstanding as of April 20, 2026.
2026 Underwriting Agreement and Warrant Amendment - Armistice Capital, LLC
In February 2026, we entered into an underwriting agreement (the “2026 Underwriting Agreement”) with Cantor Fitzgerald & Co. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein, relating to the issuance and sale (the “2026 Offering”) of 35,190,292 shares of common stock, and pre-funded warrants to purchase 17,787,033 shares of common stock (the “2026 Pre-Funded Warrants”), together with accompanying warrants to purchase

52,977,325 shares of common stock (the “2026 Purchase Warrants”). The combined offering price of each share of common stock and accompanying 2026 Purchase Warrant was $0.47. The combined offering price of each 2026 Pre-Funded Warrant and accompanying 2026 Purchase Warrant was $0.46. The net proceeds to the Company from the 2026 Offering were approximately $23.1 million, after deducting underwriting discounts and other offering costs. In February and March 2026, we issued an aggregate of 15,350,033 and 2,437,000 shares of common stock upon the exercise of 2025 Pre-Funded Warrants, respectively. Following these issuances, none of the 2026 Pre-Funded Warrants remain outstanding. The 2026 Common Warrants had not been exercised and remained outstanding as of April 20, 2026.
In connection with the 2026 Offering, we entered into a warrant amendment, pursuant to which we agreed to reduce the exercise price of outstanding common stock warrants issued on March 26, 2024 and held by Armistice Capital, LLC to purchase 23,809,523 shares of common stock from $1.00 to $0.4719 (the “Repriced Warrants”). The Repriced Warrants will become exercisable six months from the closing date of the 2026 Offering. In connection with the reduction in exercise price, we also agreed to extend the expiration date of the Repriced Warrants to be five and a half years from the closing of the 2026 Offering. Other than as described herein, the terms of the Repriced Warrants remain the same and unchanged.
Indemnification Agreements
In addition to the indemnification provisions contained in our Restated Certificate and our Bylaws, we have entered into separate indemnification agreements with each of our directors and executive officers containing provisions that may require us to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors and executive officers. We may amend these indemnification agreements from time-to-time as appropriate.
Independence of the Board
The Board has determined that each of its directors is independent under applicable listing standards of The Nasdaq Stock Market LLC, or Nasdaq, except for Dr. Macrae, who is our Chief Executive Officer. There are no family relationships between any of our directors and any of our executive officers. To the best of our knowledge, none of our directors or executive officers have, during the past 10 years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K, with the exception of (a) a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code filed in March 2025 by 23andMe Holding Co. where Dr. Hillan previously served as Head of Therapeutics from February 2019 to February 2022 and as Chief Therapeutics Officer from February 2022 to August 2023 and (b) a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code filed in April 2019 by Achaogen, Inc. where Dr. Hillan previously served as a member of the board of directors from October 2011 to October 2018, Chief Executive Officer from October 2011 to December 2017 and President and President of R&D from January 2018 to October 2018.
ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional services rendered by Ernst & Young LLP, our independent registered public accounting firm, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	($)	($)
Audit fees and expenses(1)	1,796,369	2,299,175
Audit-related fees	—	—
Tax fees(2)	—	—
All other fees	—	—
Total	1,796,369	2,299,175
(1)Includes fees and expenses for the audit of our annual financial statements included in our annual reports on Form 10-K and the related audit of internal control over financial reporting, review of interim financial statements included in our quarterly reports on Form 10-Q, consultations regarding accounting and auditing matters, fees in connection with the filing of our registration statements on Form S-3 and Form S-8 and related amendments and services normally provided in connection with statutory and regulatory filings.
(2)This category includes all fees associated with tax compliance, tax advice and tax planning work.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
Under its charter, the Audit Committee must pre-approve all engagements of the independent registered public accounting firm for the performance of all audit and non-audit services that are not prohibited and the fees for such services. The Audit Committee has delegated to its Chair the authority to evaluate and approve service engagements on behalf of the full committee in the event a need arises for specific pre-approval between committee meetings. If the Chair approves any such engagements, he/she will report such approval to the full Audit Committee not later than the next committee meeting.

The Audit Committee has determined that the rendering of other professional services for tax compliance and tax advice by Ernst & Young LLP is compatible with maintaining their independence. The Audit Committee has established a policy governing our use of Ernst & Young LLP for non-audit services. Under the policy, management may use Ernst & Young LLP for non-audit services that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered.
The services provided by Ernst & Young LLP in 2025 were pre-approved in accordance with this policy.

PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are included as part of this Annual Report on Form 10-K:
1. Financial Statements—The financial statements required by Item 15(a) are filed in Item 8 of our Original Form 10-K.
2. Financial Statement Schedules—The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of our Original Form 10-K.
3. Exhibits—The following exhibits are included herein or incorporated herein by reference.

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 2, 2023).
3.2	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 5, 2024).
3.3	Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2022).
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed March 30, 2026)
4.2	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 6, 2017).
10.1(+)	Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2018).
10.2(+)	Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2023).
10.3(+)	Amended and Restated 2018 Equity Incentive Plan of Sangamo Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2025).
10.4(+)	2018 Equity Incentive Plan French Stock-Options Sub-Plan (the “French Options Sub-Plan”) (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 1, 2019).
10.5(+)	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed October 15, 2020).
10.6(+)	Form of Restricted Stock Unit Award Agreement under the 2013 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.7(+)	Form of Notice of Grant of Stock Option under the 2013 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.8(+)	Form of Stock Option Agreement under the 2013 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.9(+)	Form of Notice of Grant of Stock Option – Director Initial Grant under the 2013 Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.10(+)	Form of Notice of Grant of Stock Option – Director Annual Grant under the 2013 Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.11(+)	Form of Automatic Stock Option Agreement under the 2013 Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 14, 2013).
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

10.28(+)	Letter Agreement Regarding Alexander (Sandy) Macrae Cash Retention Award (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed March 13, 2024)
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

Exhibit Number	Description of Document
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

10.39
Amended and Restated Office and Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated October 18, 2021 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed February 24, 2022).

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

10.53⁑	License Agreement between the Company and Genentech, Inc., dated August 2, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2024).
10.54	Form of 2024 Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 25, 2024).
10.55	Form of 2024 Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 25, 2024).
10.56	Form of 2025 Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2025).

Exhibit Number	Description of Document
10.57	Form of 2025 Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 13, 2025).
10.58	Form of 2026 Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 4, 2026).
10.59	Form of 2026 Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 4, 2026).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed March 17, 2025).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 30, 2026).
23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed March 30, 2026).
24.1	Power of Attorney (included on signature page) (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K filed March 30, 2026).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed March 30, 2026).
97	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 13, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2025, is formatted in Inline XBRL and it is contained in Exhibit 101
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
*    The certifications incorporated by reference as Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed March 30, 2026 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
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

Date: April 30, 2026
SANGAMO THERAPEUTICS, INC.

	By:	/s/ ALEXANDER D. MACRAE
Alexander D. Macrae President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ NIKUNJ JAIN
Nikunj Jain Interim Chief Financial Officer (Principal Financial and Accounting Officer)