Form 10-Q
period 2026-03-31
SANGAMO THERAPEUTICS, INC
filed 2026-05-14
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
(510) 970-6000
(Registrant’s telephone number, including area code)
________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SGMO	Nasdaq Capital Market (*)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of May 11, 2026, 414,288,847 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

(*) On April 28, 2026, Sangamo Therapeutics, Inc. (the “Company”) received a written notification from the Nasdaq Stock Market LLC (“Nasdaq”) of its determination to delist the Company’s common stock as a result of the Company’s ongoing failure to comply with Nasdaq’s minimum bid price requirement. The Company’s common stock was suspended from trading on Nasdaq, and began trading on the OTCQB Venture Market, on May 5, 2026. The Company has requested a hearing before a Nasdaq Hearings Panel for the purposes of appealing the delisting determination. The timely request for a hearing will stay delisting but did not stay the trading suspension of the Company’s common stock.

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
•our expectations concerning the availability and adequacy of data generated in the Phase 1/2 STAAR study and a clear regulatory pathway to support the rolling Biologics License Application, or BLA, submission for isaralgagene civaparvovec and the anticipated timing of potential completion and acceptance of such submission, and the potential for the BLA to be approved by the U.S. Food and Drug Administration, or FDA, including pursuant to the Accelerated Approval program;
•our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our ability to secure one or more commercialization partners for our Fabry disease program and to enter into new collaborations with respect to our capsid platform, epigenetic regulation capabilities and hemophilia A program;
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
•our expectations concerning the trading of our common stock on the OTCQB Venture Market and our scheduled hearing before a Nasdaq Hearings Panel to appeal the Nasdaq delisting determination;
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
•The trading of our common stock on The Nasdaq Capital Market was suspended on May 5, 2026, and our common stock now trades on the OTCQB Venture Market. This transition could adversely affect the liquidity of our common stock and result in ongoing downward pressure on the market price of our common stock, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern could be substantially impacted by this transition.
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
Additional discussion of the risks, uncertainties and other factors described above, as well as other risks and uncertainties material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission on March 30, 2026, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and we encourage you to refer to that additional discussion. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our plans, objectives, estimates, expectations and intentions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results and the timing of events may be materially different from what we expect, and we cannot otherwise guarantee that any forward-looking statement will be realized. We hereby qualify all of our forward-looking statements by these cautionary statements. All forward-looking statements about our future plans and expectations are subject to our ability to secure adequate additional funding.
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

PART I. FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$27,586	$20,948
Accounts receivable	873	371
Refundable research income tax credits	5,491	10,142
Prepaid expenses and other current assets	3,164	4,369
Total current assets	37,114	35,830
Property and equipment, net	10,317	11,042
Operating lease right-of-use assets	2,905	3,064
Refundable research income tax credits, non-current	8,759	8,938
Other non-current assets	870	871
Total assets	$59,965	$59,745
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,307	$14,437
Accrued compensation and employee benefits	18,341	17,721
Other accrued liabilities	15,084	9,409
Deferred revenues	402	899
Total current liabilities	53,134	42,466
Deferred revenues, non-current	5,874	5,874
Long-term portion of lease liabilities	19,332	25,093
Other non-current liabilities	580	580
Total liabilities	78,920	74,013
Commitments and contingencies
Stockholders’ deficit:
Preferred stock	—	—
Common stock	4,143	3,507
Additional paid-in capital	1,637,659	1,610,938
Accumulated deficit	(1,658,244)	(1,627,249)
Accumulated other comprehensive loss	(2,513)	(1,464)
Total stockholders’ deficit	(18,955)	(14,268)
Total liabilities and stockholders’ deficit	$59,965	$59,745
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues	$1,442	$6,437
Operating expenses:
Research and development	26,570	26,006
General and administrative	6,818	10,059
Total operating expenses	33,388	36,065
Loss from operations	(31,946)	(29,628)
Interest income	300	309
Other income (expense), net	651	(1,159)
Loss before income taxes	(30,995)	(30,478)
Income tax expense	—	119
Net loss	$(30,995)	$(30,597)
Basic and diluted net loss per share	$(0.08)	$(0.14)
Shares used in computing basic and diluted net loss per share	389,616	220,269

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(30,995)	$(30,597)
Foreign currency translation adjustment	(1,049)	1,912
Net pension gains	—	91
Comprehensive loss	$(32,044)	$(28,594)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited; in thousands, except share amounts)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2025	350,688,142	$3,507	$1,610,938	$(1,627,249)	$(1,464)	$(14,268)
Issuance of common stock in at-the-market offering, net of offering expenses	9,336,198	93	3,639	—	—	3,732
Issuance of common stock, net of offering expenses	35,190,292	352	21,185	—	—	21,537
Modification of warrants	—	—	1,297	—	—	1,297
Issuance of common stock upon exercise of pre-funded warrants	17,787,033	178	—	—	—	178
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	1,272,352	13	(392)	—	—	(379)
Stock-based compensation	—	—	992	—	—	992
Foreign currency translation adjustment	—	—	—	—	(1,049)	(1,049)
Net loss	—	—	—	(30,995)	—	(30,995)
Balances at March 31, 2026	414,274,017	$4,143	$1,637,659	$(1,658,244)	$(2,513)	$(18,955)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	212,837,679	$2,128	$1,532,489	$(1,504,317)	$(7,530)	$22,770
Issuance of common stock in at-the-market offering, net of offering expenses	9,528,752	96	10,265	—	—	10,361
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	2,997,659	30	(2,257)	—	—	(2,227)
Stock-based compensation	—	—	2,596	—	—	2,596
Foreign currency translation adjustment	—	—	—	—	1,912	1,912
Net pension gains	—	—	—	—	91	91
Net loss	—	—	—	(30,597)	—	(30,597)
Balances at March 31, 2025	225,364,090	$2,254	$1,543,093	$(1,534,914)	$(5,527)	$4,906

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net loss	$(30,995)	$(30,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	719	1,020
Amortization in operating lease right-of-use assets	158	904
Stock-based compensation	992	2,596
Deferred income tax benefit	—	15
Other	—	(10)
Net changes in operating assets and liabilities:
Accounts receivable	(502)	160
Prepaid expenses and other assets	1,201	(2,631)
Refundable research income tax credits	4,525	—
Accounts payable and other accrued liabilities	4,936	4,216
Accrued compensation and employee benefits	630	(591)
Lease liabilities	(449)	(1,231)
Deferred revenues	(497)	—
Net cash used in operating activities	(19,282)	(26,149)
Investing Activities:
Purchases of property and equipment	(13)	—
Net cash used in investing activities	(13)	—
Financing Activities:
Proceeds from issuance of common stock, net of offering expenses	23,346	—
Proceeds from at-the-market offering, net of offering expenses	3,732	10,361
Taxes paid related to net share settlement of equity awards	(379)	(2,227)
Net cash provided by financing activities	26,699	8,134
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(766)	1,277
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,638	(16,738)
Cash, cash equivalents, and restricted cash, beginning of period	20,948	43,418
Cash, cash equivalents, and restricted cash, end of period	$27,586	$26,680
Supplemental cash flow disclosures:
Offering expenses in relation to issuance of common stock included in unpaid liabilities	$333	$—
Property and equipment included in unpaid liabilities	$55	$234
Offering expenses in relation to issuance of common stock in at-the-market offering included in unpaid liabilities	$—	$165
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of these financial statements for the periods presented have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The Condensed Consolidated Balance Sheet data at December 31, 2025 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) as filed with the SEC on March 30, 2026.
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements.
The accompanying Condensed Consolidated Financial Statements and related financial information should be read together with the audited Consolidated Financial Statements and footnotes for the year ended December 31, 2025, included in the 2025 Annual Report.
Liquidity, Going Concern, and Capital Resources
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects will require several years and substantial expenditures to complete and ultimately may be unsuccessful. In recent years, the Company’s operations have been funded primarily through collaborations and strategic partnerships, research grants and from the issuance of equity securities. As of March 31, 2026, the Company had cash and cash equivalents of $27.6 million.
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
Revenues from grants of licenses to intellectual property that are distinct and therefore separate performance obligations are recognized at the point in time when the license is effective and the Company has completed the transfer of a copy of the licensed intellectual property to the customer. Revenues from distinct research and development services as well as from distinct bundles of licenses of intellectual property and research and development services, are generally recognized over time using a proportional performance method. Under this method, revenue is recognized by measuring progress towards satisfaction of the relevant performance obligation using a measure that best depicts the progress towards satisfaction of the relevant performance obligation. For most of the Company’s agreements the measure of progress is an input measure based on the level of effort incurred, which includes the value of actual time by Company researchers plus third-party cost reimbursements. When research and development services do not meet the criteria for recognition over time, revenue is recognized once the customer has received control of the specified services, e.g. when the requisite deliverables are provided.
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
Revenues from collaboration and license agreements as a percentage of total revenues for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Sigma-Aldrich Corporation	37%	21%
Miltenyi Biotec B.V. & Co. KG	35%	—
Eli Lilly and Company	19%	—
Pfizer Inc.	—	78%
Other license agreements	9%	1%
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
During the three months ended March 31, 2026 and 2025, no impairment was recorded. The Company will continue to assess whether its long-lived assets are impaired in future periods.
Cash, Cash Equivalents, and Restricted Cash
Sangamo considers all highly liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents consist of cash and deposits in money market accounts. Restricted cash in 2025 consisted of a letter of credit for $1.5 million, representing a deposit for the lease of office and research and development laboratory facility in Brisbane, California.
A reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Cash and cash equivalents	$27,586	$20,948	$25,180	$41,918
Non-current restricted cash	—	—	1,500	1,500
Cash, cash equivalents, and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows	$27,586	$20,948	$26,680	$43,418
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
Accounts payable
Accounts payable comprise of trade payables due within 12 months from the balance sheet date. The Company maintains agreements for extended credit terms with certain vendors which require periodic installment payments. As the deferral period is less than 12 months, these arrangements with vendors are classified within current accounts payable. Interest and similar charges are recognized as interest expense in the accompanying Condensed Consolidated Statements of Operations.
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is primarily the Euro. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Revenues and expenses from the Company’s foreign subsidiaries are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency transaction gains during the three months ended March 31, 2026 were $0.7 million, and are recorded in other income (expense), net, on the accompanying Condensed Consolidated Statements of Operations. Foreign currency transaction losses during the three months ended March 31, 2025 were $1.2 million, and are recorded in other income (expense), net, on the accompanying Condensed Consolidated Statements of Operations.
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
The Company assesses warrant modifications or exchanges of equity-classified warrants that remain classified as equity in accordance with ASC Topic 815-40 to determine the nature of the transaction the modification or exchange is related to (e.g., an asset or expense purchased, a financing, or another arrangement). The Company recognizes the increase in the value of the warrants in the modification based on the nature of the underlying transaction, as expense, financing issuance cost, or deemed dividend.
Segments
The Company operates in one segment. Management uses a single measure of net loss for its single reportable segment and does not segregate its business for internal reporting. As of March 31, 2026 and December 31, 2025, all of the Company’s property and equipment was located in the United States. For the three months ended March 31, 2026 and 2025, all of the Company’s revenues were generated and earned in the United States.
Recent Accounting Pronouncements
Recently Adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset in developing reasonable and supportable forecasts during the application of the current expected credit loss model for current accounts receivable and current contract assets arising from transactions under ASC Topic 606. The Company adopted ASU 2025-05 as of January 1, 2026 and elected the practical expedient to assume that current conditions at the balance‑sheet date do not change for the remaining life of the asset when developing an estimate of expected credit losses on accounts receivable. The adoption of this standard did not materially impact the Company’s financial statements.

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
The Company had no marketable securities as of March 31, 2026 and December 31, 2025. The Company had cash equivalents in the form of deposits in money market accounts, which were identified as Level 1 within the fair value hierarchy, amounting to $4.4 million and $3.6 million as of March 31, 2026 and December 31, 2025, respectively.
NOTE 3—CASH EQUIVALENTS
The table below summarizes the Company’s cash equivalents (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026
Assets
Cash equivalents:
Money market funds	$4,360	$—	$—	$4,360
Total cash equivalents	$4,360	$—	$—	$4,360

December 31, 2025
Assets
Cash equivalents:
Money market funds	$3,592	$—	$—	$3,592
Total cash equivalents	$3,592	$—	$—	$3,592
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
During the three months ended March 31, 2026 and 2025, basic and diluted weighted-average number of shares outstanding were 389.6 million and 220.3 million shares, respectively. During the three months ended March 31, 2026, basic and diluted weighted-average number of shares outstanding included pre-funded warrants to purchase 17.8 million shares of common stock with an exercise price of $0.01 per share. The Company’s outstanding warrants to purchase shares of common stock entitle holders to participate in dividends but are not required to absorb losses incurred, and as a result were excluded from basic net loss per share calculations during the three months ended March 31, 2026 and 2025.

The computation of diluted net loss per share for the three months ended March 31, 2026 and 2025 excluded 146.5 million and 55.3 million shares, respectively, subject to outstanding stock options, restricted stock units and warrants to purchase shares of common stock, and the shares reserved for issuance under the Company’s employee stock purchase plan because their inclusion would have had an anti-dilutive effect on diluted net loss per share.
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
The Company has determined that Lilly’s exercise of the options to add additional targets would result in the grant of separate licenses from the license to the initial target. The Company determined that the options to add additional targets are not material rights, and the exercise of each option will be accounted for as a separate revenue contract. Accordingly, the initial contract contains only a single performance obligation to provide functional intellectual property in the form of a license to the initial target, and the full transaction price of $18.0 million was recognized in 2025 upon grant of the license and completion of the technology transfer. No revenue was recognized during the three months ended March 31, 2026. As of March 31, 2026, the Company had no receivable, no deferred revenue, and no amounts currently included in transaction price remaining to be recognized related to the agreement.
In January 2026, the Company entered into a research agreement with Lilly pursuant to which Lilly is funding a research program utilizing its proprietary capsid delivery platform to generate preclinical data on certain next‑generation engineered AAV capsids. The research program consists of multiple parallel work plans designed to evaluate capsid performance across various preclinical models.
Under the terms of the agreement, Lilly is funding the research activities for fixed consideration of approximately $3.2 million. The Company retains ownership of all research data generated under the agreement, subject to a limited review period during which Lilly may evaluate the results for internal research purposes. Lilly also has an option to negotiate an exclusive license to certain outputs or evaluated capsids; however, no pricing or other commercial terms are specified for any such license, and any future license would be subject to separate negotiation and agreement.
The agreement did not modify or expand the scope of the licensing arrangements with Lilly, before termination. The promise to provide the preclinical data on the engineered AAV capsids is the sole performance obligation under the contract. Revenue will be recognized upon completion of the work and transfer of the data, as the performance obligation does not meet the criteria to be recognized over time. No revenue was recognized during the three months ended March 31, 2026. As of March 31, 2026, the Company had $0.3 million in deferred revenue, and no receivable related to the agreement.
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
The initial license was transferred upon completion of the technology transfer in December 2024, and the associated amount of $6.5 million recognized in revenue at that time. In December 2025, the Company recognized $7.6 million in revenue upon expiration of Astellas’ unexercised option to license the initial target for additional indications. As of March 31, 2026, the Company had deferred revenue of $5.9 million related to the options with material rights, which is classified as non-current based on the contractually required timing of exercise or expiration of the underlying options within the next three years. As of March 31, 2026, the Company had no receivable related to the agreement.
There were no revenues recognized under the agreement during the three months ended March 31, 2026 and 2025.
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
As of March 31, 2026, the Company had no receivable, no deferred revenue, and no amounts included in transaction price remaining to be recognized related to the agreement.
There were no revenues recognized under the agreement during the three months ended March 31, 2026 and 2025.
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
Following the receipt of the termination notice, the Company was entitled to receive $5.0 million payable 60 days after the effective date of the termination, unless the Company transferred a specified sublicense to Pfizer, prior to termination, in which case it was payable 30 days after such transfer. Sangamo transferred the specified sublicense to Pfizer and recognized the $5.0 million in revenue during the three months ended March 31, 2025. Pfizer is not obligated to pay the Company any additional milestone payments and royalties. No revenue was recognized under the agreement during the three months ended March 31, 2026.

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
The Company assessed the agreement with Alexion in accordance with ASC Topic 606 and concluded that Alexion is a customer. The Company completed its performance obligations and recognized the amounts included in the transaction price of $17.0 million during the periods through December 31, 2020. No revenue was recognized during the three months ended March 31, 2026 and 2025. The remaining development milestone amounts have not been included in the transaction price and have not been recognized as their achievement is dependent on the progress and outcomes of Alexion’s development activities and is therefore uncertain. If and when these milestones become probable of being achieved, they would be recognized in full at that time. Sales related milestones and royalties are not recognized until triggered based on the contractual terms.
In October 2023, Pfizer notified the Company of Pfizer’s assignment of the collaboration and license agreement to Alexion, AstraZeneca Rare Disease, pursuant to a definitive purchase and license agreement for preclinical gene therapy assets and enabling technologies that closed on September 20, 2023.

NOTE 6—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$563	$1,238
General and administrative	429	1,358
Total stock-based compensation expense	$992	$2,596
NOTE 7—STOCKHOLDERS’ EQUITY
At-the-Market Offering Program
The Company is party to an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”), as amended, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $325.0 million through Jefferies as the Company’s sales agent or principal. Approximately $129.5 million remained available under the sales agreement as of March 31, 2026. The Company sold 9.3 million and 9.5 million shares of its common stock for net proceeds of approximately $3.7 million and $10.4 million, respectively, during the three months ended March 31, 2026 and 2025.
Issuance and Sale of Common Stock and Warrants
2026 Underwritten Offering
On February 3, 2026, the Company entered into an underwriting agreement (the “2026 Underwriting Agreement”) with Cantor Fitzgerald & Co. and Wells Fargo Securities, LLC (the “Underwriters”), relating to the issuance and sale (the “2026 Offering”) of 35.2 million shares of common stock, and pre-funded warrants to purchase 17.8 million shares of common stock (the “2026 Pre-Funded Warrants”), together with accompanying warrants to purchase 53.0 million shares of common stock (the “2026 Common Warrants” and together with the 2026 Pre-Funded Warrants, the “2026 Warrants”). The common stock and 2026 Pre-Funded Warrants were sold in combination with an accompanying 2026 Common Warrant to purchase one share of common stock issued for each share of common stock or 2026 Pre-Funded Warrant sold. The combined offering price of each share of common stock and accompanying 2026 Common Warrant was $0.4719. The combined offering price of each 2026 Pre-Funded Warrant and accompanying 2026 Common Warrant was $0.4619. The 2026 Pre-Funded Warrants have an exercise price of $0.01 per share of common stock. The 2026 Common Warrants are exercisable at any time after August 4, 2026 with an exercise price of $0.4719 per share and expire in August 2031.
The Company received aggregate net proceeds of $22.8 million, after deducting underwriting discounts and commissions of $1.5 million and other offering costs of $0.5 million.
The 2026 Common Warrants and 2026 Pre-Funded Warrants were determined to be equity-classified. Accordingly, proceeds from the offering were allocated to common stock, the 2026 Common Warrants and 2026 Pre-Funded Warrants on a relative fair value basis and were recorded in stockholders’ equity. The Company determined that the warrants should be equity classified because they are freestanding financial instruments, do not embody an obligation for the Company to repurchase its shares, do not contain exercise contingencies tied to observable markets or indices, permit the holders to receive a fixed number of shares of common stock upon exercise in exchange for a fixed amount of consideration, subject only to adjustments that are inputs to the fair value of a fixed price/fixed consideration-option, and meet the equity classification criteria.
In February 2026, the Company issued an aggregate of 15.4 million shares of common stock upon the exercise of 2026 Pre-Funded Warrants. In March 2026, the Company issued an aggregate of 2.4 million shares of common stock upon the exercise of 2026 Pre-Funded Warrants. Following these issuances, none of the 2026 Pre-Funded Warrants remain outstanding. The 2026 Common Warrants remained outstanding and unexercised as of March 31, 2026.
In connection with the 2026 Offering, the Company entered into a warrant amendment (the “Warrant Amendment”), pursuant to which the Company agreed to reduce the exercise price of an outstanding common stock warrant originally issued in a registered direct offering in 2024 (the “2024 Offering”) and held by an investor who also participated in the 2026 Offering. The Warrant Amendment reduced the exercise price of the warrant to purchase 23.8 million shares of common stock from $1.00 to $0.4719 (the “Repriced Warrant”). The Repriced Warrant will become exercisable six months from the closing date of the 2026 Offering. In connection with the reduction in exercise price, the Company also agreed to extend the expiration date of the Repriced Warrant through August 2031. Other than as described herein, the terms of the Repriced Warrants remain the same and unchanged. The Warrant Amendment was considered an inducement to participate in the 2026 Offering, and the incremental value transferred of $1.3 million was recorded as additional paid-in capital and a reduction in the proceeds from the 2026 Offering. The Repriced Warrant remained outstanding and unexercised as of March 31, 2026.
As of March 31, 2026, the Company had outstanding warrants to purchase 76.8 million shares of common stock with an exercise price of $0.4719 per share that expire in August 2031 (comprising the 53.0 million 2026 Common Warrants issued in the 2026 Offering and the 23.8 million Repriced Warrants originally issued in the 2024 Offering at an exercise price of $1.00 per share and subsequently repriced pursuant to the Warrant Amendment), warrants to purchase 46.6 million shares of common stock with an exercise price of $0.75 per share that expire in May 2031, and warrants to purchase 4.8 million shares of common stock with an exercise price of $1.00 per share that expire in September 2029 (representing the remaining warrants originally issued in the 2024 Offering that were not subject to the Warrant Amendment).
NOTE 8—SEGMENT INFORMATION
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
The table below details the Company’s revenues, significant expenses, and other segment items and reconciles those amounts to the Company’s consolidated net loss as computed under U.S. GAAP in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2026	2025
Revenues	$1,442	$6,437
Less:
Research and development (*)	11,840	15,111
General and administrative (*)	6,396	9,268
Clinical manufacturing operations (*)	12,948	9,656
Stock-based compensation	992	2,596
Other segment items (**)	261	403
Net loss	$(30,995)	$(30,597)
(*) Research and development, general and administrative, and clinical manufacturing operations expenses include depreciation and amortization expense, which is included in the Company’s Condensed Consolidated Statements of Cash Flows.
(**) Other segment items include restructuring charges, interest income, other income (expense), net, and income tax expense.
NOTE 9—SUBSEQUENT EVENTS
Transfer to OTCQB Venture Market
On April 28, 2026, the Company received a written notification (the “Delisting Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) of its determination to delist the Company’s common stock as a result of the Company’s ongoing failure to comply with Nasdaq’s minimum bid price requirement. On May 5, 2026, trading of the Company’s common stock on The Nasdaq Capital Market was suspended, and the common stock began trading on the OTCQB Venture Market, an over-the-counter market operated by OTC Markets Group, under its existing symbol “SGMO.”
The Company has requested a hearing before a Nasdaq Hearings Panel (the “Panel”) pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series for the purpose of appealing the Staff’s delisting determination. The hearing date has been set for June 9, 2026. Pursuant to Nasdaq Listing Rule 5815(a)(1)(B)(ii)(d), the Company’s timely request for a hearing has stayed delisting but did not stay the trading suspension of the Company’s common stock from The Nasdaq Capital Market. The Company’s common stock will remain suspended from trading on The Nasdaq Capital Market unless the Panel’s decision issued after the hearing ultimately determines to reinstate trading of the Company’s common stock on The Nasdaq Capital Market.

ITEM  2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include, without limitation, statements containing the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described in Part I, Item 1A our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission on March 30, 2026, or the 2025 Annual Report, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. All forward-looking statements about our future plans and expectations are subject to our ability to secure adequate additional funding. You should also read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report and the Consolidated Financial Statements and accompanying notes thereto included in our 2025 Annual Report. See “Special Note Regarding Forward-Looking Statements.”
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
Corporate Updates
Transition to Trading on OTCQB Venture Market
On April 28, 2026, we received a written notification from Nasdaq of its determination to delist our common stock as a result of our ongoing failure to comply with the minimum bid price requirements for listing on The Nasdaq Capital Market. On May 5, 2026, trading of the Company’s common stock on The Nasdaq Capital Market was suspended and our common stock commenced trading on the OTCQB Venture Market, an over-the-counter market operated by OTC Markets Group, under our existing symbol “SGMO.” We have requested a hearing before a Nasdaq Hearings Panel for the purpose of appealing the delisting determination. The hearing date has been set for June 9, 2026. Our timely request for a hearing has stayed delisting but did not stay the trading suspension of our common stock from The Nasdaq Capital Market. Our common stock will remain suspended from trading on The Nasdaq Capital Market unless the Nasdaq Hearing Panel’s decision issued after the hearing ultimately determines to reinstate trading of our common stock on The Nasdaq Capital Market.
Financial Position – Going Concern
Based on our current operating plan, including the implementation of potential additional cost reduction measures, we estimate that our cash and cash equivalents as of March 31, 2026 will be sufficient to meet our liquidity requirements only into the third quarter of 2026. This estimate regarding our cash resources is based on assumptions that are inherently uncertain, and actual results could differ materially from those estimates. In this regard, we could use our available capital resources sooner than we currently expect and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. Although we believe our cash and cash equivalents, including the implementation of potential additional cost reduction measures, could fund our planned operations into the third quarter of 2026, unless we secure substantial upfront funding through a significant partnership or other transaction for our programs in the very near term, we expect that we will need to significantly scale back our operations and focus substantially all of our efforts on pursuing strategic alternatives to maximize the value of our assets for our stockholders and creditors. In particular, at any time we may determine that it is in the best interest of our stockholders and creditors to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code in the very near term. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of Sangamo and our stakeholders and the most advantageous time for such filing in order to preserve sufficient resources to undertake an appropriate bankruptcy process.
Our history of significant losses, negative cash flows from operations, negative working capital, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the financial statements included in this Quarterly Report are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in this Quarterly Report. We need substantial additional capital in order to continue to operate as a going concern and fund our operations. We have been actively seeking, and will continue to actively seek, substantial additional capital, including through additional strategic collaborations and other direct investments in our programs, public or private equity or debt financing, and other sources. The substantial additional capital needed to support our operations and to continue to operate as a going concern may not be available on acceptable terms or at all. In particular, the perception of our ability to continue to operate as a going concern has made and will continue to make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. Moreover, the trading of our common stock on The Nasdaq Capital Market has been suspended, and our common stock now trades on the OTCQB Venture Market. This transition has resulted, and may continue to result, in downward pressure on the market price of our common stock, and could adversely affect the liquidity of our common stock and ultimately our ability to raise sufficient additional capital to fund our operations and to continue to operate as a going concern. See “Risk Factors—Trading of our common stock on The Nasdaq Capital Market was suspended on May 5, 2026 due to our failure to meet Nasdaq’s minimum bid price requirement, and our common stock now trades on the OTCQB Venture Market. This transition has resulted, and may continue to result, in a decrease in the market price of our common stock and could adversely affect the liquidity of our common stock and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern.” Further, we have been and may continue to be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs and the absence of partners to progress our more advanced clinical-stage programs. In this regard, our ability to fund our current operations and to advance the development of our technologies and product candidates and to extend our cash resources beyond the third quarter of 2026 will remain wholly dependent on our ability to secure collaborations or other transactions for our more advanced clinical-stage programs that provide significant upfront funding in the very near term. If we are not able to execute such collaborations or transactions for these more advanced clinical-stage programs in the very near term, we will not be able to secure sufficient capital to continue to operate as a going concern and to advance the development of our technologies and product candidates. In particular, despite an extensive, long-term process to secure a commercialization partner for our Fabry disease program, we are currently only in the early stages of discussions with potential counterparties. There can be no assurance that such current or potential future discussions will meaningfully advance at all or ultimately result in transactions that provide us with the substantial capital we need, and if we are unable to execute one or more such transactions for our more advanced clinical-stage programs in the very near term, particularly our Fabry disease program, we will be unable to secure the substantial additional capital needed to support our operations and to continue to operate as a going concern. If adequate funds are not available to us in the very near term, we will be required to take significant additional actions to address our liquidity needs, including substantial additional cost reduction measures such as further reducing operating expenses and further delaying, reducing the scope of, altering or discontinuing entirely our research and development activities. In this regard, we have periodically, including recently, reduced our headcount, and we are actively considering a variety of additional significant cost-cutting measures designed to preserve our cash resources and the value of our assets including, among others, further reductions in our workforce. Moreover, in light of our current financial position, we have deferred many investments in our programs until adequate capital becomes available. Accordingly, we do not expect significant progress with respect to any of our programs unless and until substantial additional funding is obtained. If we are unable to consummate one or more transactions to provide for, or enable, the substantial additional funding needed to operate our business in the very near term, our business and prospects would be materially and adversely affected, and at any time we may elect to or may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code in the very near term, and you may lose all or part of your investment. See “—Liquidity and Capital Resources.”
Core Preclinical Neurology Programs and Technology
Our neurology development is focused on development of epigenetic regulation therapies to treat serious neurological diseases using novel engineered adeno-associated virus, or AAV, capsids to deliver our therapies to the intended neurological targets. Initial indications for our wholly owned preclinical programs include small fiber neuropathy, or SFN, a type of chronic neuropathic pain, and prion disease. As we estimate that our cash and cash equivalents as of March 31, 2026, including the implementation of potential additional cost reduction measures, will be sufficient to meet our liquidity requirements only into the third quarter of 2026, our plans and expectations discussed below are subject to our ability to secure adequate additional funding, which we may be unable to do in a timely manner or at all.
Chronic Neuropathic Pain – ST-503
•Six clinical sites are activated for the Phase 1/2 STAND study evaluating ST-503, an investigational epigenetic regulator for the treatment of intractable pain due to SFN, a type of chronic neuropathic pain.
•In March, a manuscript was published in Science Translational Medicine detailing the preclinical safety and pharmacology of ST-503 in human neurons, mice and nonhuman primates.

Prion Disease – ST-506
•Clinical Trial Application, or CTA, enabling activities have commenced for ST-506, an investigational epigenetic regulator for the treatment of prion disease, leveraging STAC-BBB, our novel proprietary neurotropic AAV capsid.
•This quarter, we held a productive interaction with the U.K.’s Medicines and Healthcare products Regulatory Agency, or MHRA, including alignment on diagnostic testing, analytical validation and nonclinical safety matters.
•The Good Laboratory Practice, or GLP, toxicology study has been completed and analysis is ongoing.
Clinical Programs
Fabry Disease
•In February 2026, we announced the presentation of clinical data from our registrational Phase 1/2 STAAR study evaluating isaralgagene civaparvovec, or ST-920, a wholly owned gene therapy product candidate for the treatment of Fabry disease, in four clinical and nonclinical platform and poster presentations at the 22nd Annual WORLDSymposiumTM that took place in San Diego, CA, February 2-6, 2026. The data showed that as of the April 10, 2025 data cutoff date, the totality of data demonstrates the potential of isaralgagene civaparvovec as a one-time, well-tolerated and durable gene therapy treatment option for Fabry disease to provide meaningful, multi-organ clinical benefits that could fundamentally shift the Fabry treatment paradigm. A positive mean annualized estimated glomerular filtration rate, or eGFR, slope of 1.965 mL/min/1.73m2/year (95% confidence interval, or CI: -0.153, 4.083) at 52-weeks was observed across all 32 dosed patients, indicating an improvement in renal function. Furthermore, a mean annualized eGFR slope of 1.747 mL/min/1.73m2/year (95% CI: -0.106, 3.601) was observed for the 19 patients who had achieved 104-weeks of follow-up. Stable cardiac function was observed over one year, including consistent cardiac structural stability across clinical and demographic subgroups. Durability of effect was demonstrated with elevated expression of alpha-galactosidase A, or α-Gal A, activity maintained for up to 4.5 years for the longest treated patient, alongside statistically significant Quality of Life improvements and other clinical benefits. Isaralgagene civaparvovec demonstrated a favorable safety and tolerability profile in the study, without the requirement for preconditioning.
•Isaralgagene civaparvovec has a clear pathway to accelerated approval from the U.S. Food and Drug Administration, or FDA, using mean annualized estimated glomerular filtration rate, or eGFR, slope at 52-weeks across all dosed patients in the study. The FDA has recently affirmed to us that two-year eGFR data may serve as confirmatory evidence for traditional approval.
•The rolling submission of a Biologics License Application, or BLA, to the FDA seeking approval of isaralgagene civaparvovec is in progress under an Accelerated Approval pathway. We have submitted the preclinical and clinical modules to the FDA for review. In addition, the antibody assay companion diagnostic, which is designed to screen patients for eligibility with isaralgagene civaparvovec, has been submitted to, and accepted by, the FDA’s Center for Devices and Radiological Health, or CDRH, seeking Premarket Approval, or PMA.
•We continue to develop the Chemistry, Manufacturing and Controls, or CMC, module, ahead of completion of the rolling BLA submission for isaralgagene civaparvovec, currently expected to occur as early as the summer of 2026 subject to our ability to secure adequate additional funding, while we continue business development discussions for a potential Fabry commercialization agreement.
American Society of Gene and Cell Therapy, or ASGCT, Annual Meeting
•Participated in the 29th ASGCT Annual Meeting that took place May 11-15, 2026, in Boston, MA, to present the progression of our neurology pipeline, including advances in zinc finger epigenetic regulation and developments in modular integrase technology.
Collaborations
Our collaborations with biopharmaceutical companies bring us important financial and strategic benefits and reinforce the potential of our research and development efforts and our zinc finger, or ZF, technology platform. They leverage our collaborators’ therapeutic and clinical expertise and commercial resources with the goal of bringing our medicines more rapidly to patients. We believe these collaborations will potentially expand the addressable markets of our product candidates. To date, we have received approximately $911.0 million in upfront licensing fees, milestone payments and proceeds from sale of our common stock to collaborators and have the opportunity to earn up to $4.8 billion in potential future milestone payments from our ongoing collaborations, in addition to potential product royalties.

Manufacturing & Process Development
We expect to be substantially reliant on external partners to manufacture clinical supply for our neurology portfolio. We retain our in-house analytical and process development capabilities.
Macroeconomic Conditions
Our business and operations and those of our collaborators may be affected by financial instability and declining economic conditions in the United States and other countries, whether caused by political instability and conflict, including the ongoing conflicts in the Middle East, conflict between Russia and Ukraine, potential future government shutdowns, general health crises, or global trade issues and changes in, and ongoing uncertainties with respect to, tariffs and international trade disputes. The macroeconomic environment has led to market disruptions, including significant volatility in commodity prices, credit and capital markets instability, including disruptions in access to bank deposits and lending commitments, supply chain interruptions, fluctuations in interest rates, the imposition of tariffs and global inflationary pressures. These macroeconomic factors could materially and adversely affect our ability to continue to operate as a going concern and could otherwise have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. In particular, our ability to raise the substantial additional capital we need in order to fund our business and to continue to operate as a going concern may be adversely impacted by these macroeconomic factors, and we cannot be certain that we will be able to obtain the substantial additional capital that we need to support our operations and to continue to operate as a going concern on terms acceptable to us, or at all.
Certain Components of Results of Operations
Our revenues have consisted primarily of revenues from collaboration agreements, including upfront license fees, reimbursements for research services, and milestone achievements, and research grant funding. In 2024, we entered into license agreements for our STAC-BBB capsid with Genentech Inc., a member of the Roche Group, or Genentech, and Astellas Gene Therapies, Inc., or Astellas, and in 2025, we entered into a license agreement for our STAC-BBB capsid with Eli Lilly and Company, or Lilly. We are also party to a license agreement with Miltenyi Biotec B.V. & Co. KG, or Miltenyi, pursuant to which we granted Miltenyi certain rights to use our proprietary technology and related know-how in connection with the research, development, manufacturing and commercialization activities in the cell therapy field. Under these license agreements, we earned upfront license fees and royalties and are eligible to earn potential future payments for additional license targets or upon successful achievement of certain development and/or commercial milestones. We expect revenues to continue to fluctuate from period to period and there can be no assurance that our collaborations or partner reimbursements will continue beyond their initial terms or that we are able to meet the milestones specified in these agreements, or that we will be able to secure additional collaborations. For additional information concerning the terms of our ongoing collaboration agreements, see Note 5 – Major Customers, Partnerships and Strategic Alliances in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2026, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of the 2025 Annual Report.
Results of Operations for the Three Months Ended March 31, 2026 and 2025
Revenues

	Three Months Ended March 31,
	(in thousands, except percentage values)
	2026	2025	Change	%
Revenues	$1,442	$6,437	$(4,995)	(77.6%)
Revenues in 2026 primarily consisted of revenues from the research agreement with Lilly, our license agreement with Miltenyi, and royalties from our license agreements with Sigma-Aldrich Corporation, or Sigma, and Open Monoclonal Technology, Inc. (now Ligand Pharmaceuticals Inc.), or Ligand. We anticipate revenues in the future will be derived primarily from our license agreements.
The decrease of $5.0 million in revenues for the three months ended March 31, 2026, compared to the same period in 2025, was primarily attributable to $5.0 million in revenue relating to our collaboration agreement with Pfizer upon transfer of a specified sublicense in 2025, and a decrease of $0.8 million in revenue relating to our license agreement with Sigma. These decreases were partially offset by $0.5 million in revenue relating to our license agreement with Miltenyi.
Operating expenses

	Three Months Ended March 31,
	(in thousands, except percentage values)
	2026	2025	Change	%
Operating expenses:
Research and development	$26,570	$26,006	$564	2%
General and administrative	6,818	10,059	(3,241)	(32%)
Total operating expenses	$33,388	$36,065	$(2,677)	(7%)
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research and development, and allocated facilities and information technology expenses.
The increase of $0.6 million in research and development expenses for the three months ended March 31, 2026, compared to the same period in 2025, was primarily attributable to an increase of $3.7 million in manufacturing expenses, primarily due to BLA readiness activities for our Fabry disease program, which was partially offset by a decrease due to deferral of certain program expenses. These increases were partially offset by lower compensation and other personnel costs of $1.5 million due to changes in variable compensation and lower headcount, and lower facilities, infrastructure related expenses and allocated overhead costs of $1.6 million. Stock-based compensation expense included in research and development expenses was $0.6 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
We expect research and development expenses to increase in the near-term due to Fabry disease program BLA readiness activities and advancement of our other research and development programs, subject to our ability to secure adequate additional funding to continue to operate as a going concern. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in raising substantial additional capital to advance our research and clinical pipeline.

The length of time required to complete our development programs and our development costs for those programs may be impacted by the results of preclinical testing, scope and timing of enrollment in clinical trials for our product candidates, our decisions to pursue development programs in other therapeutic areas, whether we pursue development of our product candidates with a partner or collaborator or independently and our ability to secure the necessary funding to progress the development of our programs. In addition, we are actively seeking commercialization and collaboration partners or a direct external investment, as applicable, to progress our Fabry disease and hemophilia A programs, and capsid and modular integrase platforms. Furthermore, the scope and number of clinical trials required to obtain regulatory approval for each pursued therapeutic area is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential therapeutic areas that we may elect to pursue, and even after having given such input, applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. As a condition to any regulatory approval, we may also be subject to post-marketing development commitments, including additional clinical trial requirements. As a result of the uncertainties discussed above, we are unable to determine the duration of or complete costs associated with our development programs.
Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in our receipt of any necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our product candidates may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part I, Item 1A of the 2025 Annual Report, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation related expenses, including stock-based compensation for executive, legal, finance and administrative personnel, professional fees, allocated facilities and information technology expenses, and other general corporate expenses.
The decrease of $3.2 million in general and administrative expenses for the three months ended March 31, 2026, compared to the same period in 2025, was primarily attributable to lower external professional services expenses of $1.6 million, and lower compensation and other personnel costs of $1.4 million due to changes in variable compensation and lower headcount. Stock-based compensation expense included in general and administrative expenses was $0.4 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively.
Other income (expense), net
The increase of $1.8 million for the three months ended March 31, 2026, compared to the same period in 2025, was related to fluctuations in foreign currency exchange rates.
Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses, and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of March 31, 2026, we had cash and cash equivalents of $27.6 million, compared to cash and cash equivalents of $20.9 million as of December 31, 2025. Our most significant use of capital during the quarter was for external research and development expenses, such as manufacturing, clinical trials, regulatory and preclinical activity related to our therapeutic programs, and employee compensation.
We are party to an Open Market Sale Agreement℠, as amended, or the sales agreement, with Jefferies LLC, providing for the sale of up to $325.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. Approximately $129.5 million remained available under the sales agreement as of March 31, 2026. During the three months ended March 31, 2026, we sold 9.3 million shares of our common stock under the sales agreement for net proceeds of approximately $3.7 million. In February 2026, we issued 35.2 million shares of common stock, and pre‑funded warrants to purchase up to an aggregate of 17.8 million shares of common stock, together with accompanying warrants to purchase up to an aggregate of 53.0 million shares of common stock, for net proceeds of approximately $22.8 million, after deducting underwriting discounts and commissions and other offering costs. In connection with this offering, we entered into a warrant amendment, or the Warrant Amendment, pursuant to which we agreed to reduce the exercise price of outstanding common stock warrants issued on March 26, 2024 and held by the investor in the offering to purchase 23.8 million shares of common stock from $1.00 to $0.4719, or the Repriced Warrants. The Repriced Warrants will become exercisable six months from the closing date of the offering. In connection with the reduction in exercise price, we also agreed to extend the expiration date of the Repriced Warrants to be five and a half years from the closing of the offering.
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
Based on our current operating plan, including the implementation of potential additional cost reduction measures, we estimate that our cash and cash equivalents as of March 31, 2026, will be sufficient to meet our liquidity requirements only into the third quarter of 2026. This estimate regarding our cash resources is based on assumptions that are inherently uncertain, and actual results could differ materially from those estimates. In this regard, we could use our available capital resources sooner than we currently expect and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. Although we believe our cash and cash equivalents could fund our planned operations into the third quarter of 2026, unless we secure substantial upfront funding through a significant partnership or other transaction for our programs in the very near term, we expect that we will need to significantly scale back our operations at that time and focus substantially all of our efforts on pursuing strategic alternatives to maximize the value of our assets for our stockholders and creditors. In particular, at any time we may determine that it is in the best interest of our stockholders and creditors to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code in the very near term. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of Sangamo and our stakeholders and the most advantageous time for such filing in order to preserve sufficient resources to undertake an appropriate bankruptcy process.
Our history of significant losses, negative cash flows from operations, negative working capital, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the financial statements included in this Quarterly Report are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in this Quarterly Report. We need substantial additional capital in order to continue to operate as a going concern and fund our operations. We have been actively seeking, and will continue to actively seek, substantial additional capital, including through additional strategic collaborations and other direct investments in our programs, public or private equity or debt financing, and other sources. The substantial additional capital needed to support our operations and to continue to operate as a going concern may not be available in a timely manner on acceptable terms or at all. In particular, the perception of our ability to continue to operate as a going concern has made and will continue to make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. Further, we have been and may continue to be unable to attract substantial new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs and the absence of partners to progress our more advanced clinical-stage programs. In this regard, our ability to fund our current operations and to advance the development of our technologies and product candidates and to extend our cash resources beyond the third quarter of 2026 will remain wholly dependent on our ability to secure collaborations or other transactions for our more advanced clinical-stage programs that provide significant upfront funding in the very near term. If we are not able to secure such collaborations or other transactions for these more advanced clinical-stage programs, we will not be able to secure sufficient capital to continue to operate as a going concern and to advance the development of our technologies and product candidates. In particular, despite an extensive, long-term process to secure a commercialization partner for our Fabry disease program, we are currently only in the early stages of discussions with potential counterparties. There can be no assurance that such current or potential future discussions will meaningfully advance at all or ultimately result in transactions that provide us with the substantial capital we need, and if we are unable to execute one or more such transactions for our more advanced clinical-stage programs in the very near term, particularly our Fabry disease program, we will be unable to secure the substantial additional capital needed to support our operations and to continue to operate as a going concern. If adequate funds are not available to us in the very near term, we will be required to take significant additional actions to address our liquidity needs, including substantial additional cost reduction measures such as further reducing operating expenses and further delaying, reducing the scope of, altering or discontinuing entirely our research and development activities. In this regard, we have periodically, including recently, reduced our headcount, and we are actively considering a variety of significant cost-cutting measures designed to preserve our cash resources and the value of our assets, including, among others, further reductions in our workforce. Moreover, in light of our current financial position, we have deferred many investments in our programs until adequate capital becomes available. Accordingly, we do not expect significant progress with respect to any of our programs unless and until substantial additional funding is obtained. If we are unable to consummate one or more transactions to provide for, or enable, the substantial additional funding needed to operate our business in the very near term, our business and prospects would be materially and adversely affected, and at any time we may elect to or may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code in the very near term, and you may lose all or part of your investment.
Moreover, we have historically relied in part on our collaboration partners to provide funding for and otherwise advance our preclinical and clinical programs, however, several of our prior collaborations expired or were terminated in the last several years. While we may identify new collaboration partners who can progress some of the programs that were the subject of these collaborations, as well as our Fabry disease program, our hemophilia A program and our capsid and modular integrase platforms, we have not yet been, and may never be, successful in doing so in a timely manner, or on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these and our other programs ourselves, in which case, we will not receive any return on our investments in these programs. In any event, we need substantial additional funding in order to execute on our current operating plan, and our ability to raise such funding and to continue our operations will be substantially impaired if we are not able to secure a commercialization partner for our Fabry disease program in the very near term. If we raise additional capital through public or private equity offerings, including sales pursuant to our at-the-market offering program with Jefferies LLC, the ownership interest of our existing stockholders will be diluted, and such dilution may be substantial given our current stock price decline, and the terms of any new equity securities may have a preference over, and include rights superior to, our common stock. If we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate our business.
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
Cash Flows
Operating activities
Net cash used in operating activities was $19.3 million for the three months ended March 31, 2026, primarily due to:
•a net loss of $31.0 million, adjusted for non-cash expenses related to stock-based compensation of $1.0 million, depreciation and amortization of $0.7 million, and amortization of operating lease right-of-use assets of $0.2 million; and
•a decrease in deferred revenues by $0.5 million, an increase in accounts receivable by $0.5 million, and a decrease in lease liabilities by $0.4 million. These were partially offset by an increase in accounts payable and other accrued liabilities by $4.9 million, a decrease in refundable research income tax credits by $4.5 million, a decrease in prepaid expenses and other assets by $1.2 million, and an increase in accrued compensation and employee benefits by $0.6 million.

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
Investing activities
Net cash used in investing activities was not material for the three months ended March 31, 2026 and 2025.
Financing activities
Net cash provided by financing activities was $26.7 million for the three months ended March 31, 2026, related to $23.3 million of proceeds from issuance of common stock, net of offering expenses of $1.7 million, $3.7 million of proceeds from our at-the-market offering, net of offering expenses of $0.1 million, partially offset by taxes paid related to net share settlement of equity awards of $0.4 million.
Net cash provided by financing activities was $8.1 million for the three months ended March 31, 2025, related to $10.4 million of proceeds from the at-the-market offering, net of offering expenses of $0.3 million, partially offset by taxes paid related to net share settlement of equity awards of $2.2 million.
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years and need to raise substantial additional capital in order to continue operating as a going concern. The effects of the current macroeconomic and regulatory environment, including evolving staff and policy changes at the FDA, potential future government shutdowns, the effects of the ongoing conflicts in the Middle East, conflict between Russia and Ukraine, global trade issues and changes in, and uncertainties with respect to, tariffs and international trade disputes, inflation, climate change, fluctuations in interest rates and other economic uncertainty and volatility, has resulted and may continue to result in significant disruption of global financial markets, which could continue to impair our ability to access substantial additional capital on terms that are acceptable or at all, and in turn could negatively affect our liquidity and our ability to continue to operate as a going concern. Future capital requirements beyond the period into which we expect our existing cash and cash equivalents will be sufficient to fund our planned operations will be substantial, and we otherwise need to raise substantial additional capital to continue to operate as a going concern and to fund the development, manufacturing and potential commercialization of our product candidates (see “–Financial Position–Going Concern” and “–Liquidity and Capital Resources–Liquidity” above).
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
Contractual Obligations
Our future minimum contractual obligations as of December 31, 2025 were reported in the 2025 Annual Report. During the three months ended March 31, 2026, there have been no material changes outside the ordinary course of our business from the contractual obligations previously disclosed in our 2025 Annual Report, except that in March 2026, we agreed with a vendor to pay amounts related to manufacturing services in equal installments over a period of 12 months beginning March 2026.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2026. Based on that evaluation, as of March 31, 2026, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM  1.    LEGAL PROCEEDINGS
We are not party to any material pending legal proceedings. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.
ITEM  1A.    RISK FACTORS
Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of the 2025 Annual Report. Our risk factors disclosed in Part I, Item 1A of the 2025 Annual Report provide additional discussion about these supplemental risks and we encourage you to read and carefully consider the risk factors disclosed in Part I, Item 1A of the 2025 Annual Report for a more complete understanding of the risks and uncertainties material to our business.
Trading of our common stock on The Nasdaq Capital Market was suspended on May 5, 2026 due to our failure to meet Nasdaq’s minimum bid price requirement, and our common stock now trades on the OTCQB Venture Market. This transition has resulted, and may continue to result, in a decrease in the market price of our common stock and could adversely affect the liquidity of our common stock and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern.
On April 30, 2025, we received a written notice, or the Notice, from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement, or the Minimum Bid Price Requirement, for continued listing under Nasdaq Listing Rule 5550(a)(2) on The Nasdaq Capital Market. We were provided until October 27, 2025 to regain compliance with the Minimum Bid Price Requirement. On October 29, 2025, we received an additional notification from the Staff that while we had not regained compliance with the Minimum Bid Price Requirement, we were eligible for an additional 180-day compliance period, or until April 27, 2026, to regain compliance with the Minimum Bid Price Requirement.
On April 28, 2026, we received a written notification, or the Delisting Notice, from the Staff of Nasdaq of its determination to delist our common stock as a result of our ongoing failure to comply with the minimum bid price requirement. Trading in our common stock on The Nasdaq Capital Market was subsequently suspended at the open of trading on May 5, 2026.
We have requested a hearing before a Nasdaq Hearings Panel, or the Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series for the purpose of appealing the Staff’s delisting determination. The hearing is scheduled to occur on June 9, 2026. Pursuant to Nasdaq Listing Rule 5815(a)(1)(B)(ii)(d), our timely request for a hearing stayed delisting but did not stay the trading suspension of our common stock. Our common stock will remain suspended from trading on The Nasdaq Capital Market unless the Panel’s decision issued after the hearing ultimately determines to reinstate trading of our common stock on The Nasdaq Capital Market. There can be no assurance that our appeal of the Nasdaq delisting determination will be successful or that trading of our common stock will resume on The Nasdaq Capital Market in the near term or at all, and an adverse decision by the Panel will result in an immediate delisting of our common stock from The Nasdaq Capital Market.
On May 5, 2026, our common stock commenced trading on the OTCQB Venture Market, an over-the-counter market operated by OTC Markets Group, under our existing symbol “SGMO.” This transition has resulted, and may continue to result, in downward pressure on the market price of our common stock and could adversely affect the liquidity of our common stock. In turn, this may decrease the number of institutional and other investors willing to hold or acquire our common stock and, as a result, our ability to raise sufficient additional capital to fund our operations and to continue to operate as a going concern may be substantially impaired. Moreover, there could be a further reduction in our coverage by securities analysts and the news media, and broker-dealers may be deterred from making a market in or otherwise seeking to execute trades in or generate interest in our common stock, which could cause the price of our common stock to decline further. In addition, in the event our common stock is ultimately delisted from Nasdaq, we will be subject to additional regulation in the states in which we offer our securities. Furthermore, delisting may also negatively affect our collaborators’, vendors’ and suppliers’ and confidence in us and could have a detrimental effect on employee morale.
Although our common stock is quoted on OTCQB Market, the suspension of trading in our common stock on Nasdaq limits the public resale market for our common stock. The lack of an active, liquid trading market for our common stock could impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. In addition, the reduced liquidity of our common stock could make the price of our common stock more significantly impacted by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets’ perception of our business, and announcements made by us, our competitors and parties with whom we have business relationships, and such volatility could have a material adverse effect on our business, financial condition and results of operations, including our ability to raise additional capital and continue as a going concern.

ITEM  2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM  3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM  4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM  5.    OTHER INFORMATION
None.

ITEM  6.    EXHIBITS

Exhibit number		Description of Document
3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 2, 2023).

3.2		Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 5, 2024).

3.3		Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2022).

31.1+		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2+		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1+	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS	**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026 is formatted in Inline XBRL Taxonomy Extension and it is contained in Exhibit 101.
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
Dated: May 14, 2026

SANGAMO THERAPEUTICS, INC.

/s/ ALEXANDER D. MACRAE
Alexander D. Macrae
President and Chief Executive Officer
(Principal Executive Officer)

/s/ NIKUNJ JAIN
Nikunj Jain
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)